Form 10-Q
period 2008-09-30
Element92 Resources Corp.
filed 2008-11-14
CIK 1438461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

ELEMENT92 RESOURCES, CORP.
(Exact name of registrant as specified in Charter)

WYOMING	333-152242	20-8531222
(State or other jurisdiction of	(Commission File No.)	(IRS Employee Identification No.)
incorporation or organization)

2510 Warren Avenue, Cheyenne, Wyoming, 82001
(Address of Principal Executive Offices)
_______________

(518) 638-8192
(Issuer Telephone number)
_______________

(Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐ Accelerated Filer  ☐   Non-Accelerated Filer ☐  Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of November 15, 2008: 7,632,000 shares of Common Stock.

ELEMENT92 RESOURCES CORP.
FORM 10-Q
September 30, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Balance Sheet F-1
Statement of Operations F-2
Statement of Stockholders’ Equity F-3
Statement of Cash Flows F-4
Notes to the Financial Statements F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

ELEMENT92 RESOURCES CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2008

ELEMENT92 RESOURCES CORP.
(An Exploration Stage Company)
BALANCE SHEETS
(UNAUDITED)

		Sep. 30,	Mar. 31,
		2008	2008
ASSETS
Current Assets
Cash and cash equivalents		$30,288	$56,013
Prepaid expenses		-	-
		30,288	56,013

		$30,288	$56,013

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities		$4,875	$5,000
Due to related parties (Note 7)		150	14,150
		5,025	19,150
SHAREHOLDERS' EQUITY

Common stock
Authorized: 100,000,000 shares, par value $0.001;
Issued and outstanding: 7,632,000 and 7,052,000 respectively		3,087	2,507

Additional paid-in capital		227,613	158,193

Deficit accumulated during the exploration stage		(205,437)	(123,837)

		25,263	36,863

		$30,288	$56,013

Approved By The Board:

"Geoff Armstrong"	"Daniel McKinney"
Director	Director

ELEMENT92 RESOURCES CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND
FOR THE PERIOD SEPTEMBER 1, 2005 (DATE OF INCEPTION) TO
SEPTEMBER 30, 2008
(UNAUDITED)

					September 1,
					2005 (Date of
	For the Three Months Ended		For the Six Months Ended		Inception) to
	Sep. 30, 2008	Sep. 30, 2007	Sep. 30, 2008	Sep. 30, 2007	Sep. 30, 2008

Administrative Expenses
Bank charges and interest	$-	$-	$-	$15	$40
Consulting	3,000	4,250	6,000	28,500	45,500
Mineral property interests	-	-	65,000	2,000	127,000
Office expenses	315	-	375	-	463
Professional fees	7,850	1,375	9,350	2,625	27,402
Shareholder information	-	-	-	-	157
Transfer agent fees	875	-	875	-	875
	12,040	5,625	81,600	33,140	201,437

Loss for the period	12,040	5,625	81,600	33,140	201,437

Deficit, beginning of period	193,397	90,848	123,837	63,333	-

Deficit, end of period	205,437	96,473	205,437	96,473	$201,437

Basic and diluted loss per share	$0.002	$0.001	$0.011	$0.005

Weighted average number of shares
issued and outstanding - basic and diluted	7,635,868	7,052,000	7,511,516	6,764,328

ELEMENT92 RESOURCES CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
AND FOR THE PERIOD SEPTEMBER 1, 2005 (DATE OF INCEPTION) TO SEPTEMBER 30, 2008
(UNAUDITED)

						September 1,
						2005 (Date of
	For the Three Months Ended			For the Six Months Ended		Inception) to
	Sep. 30, 2008	Sep. 30, 2007		Sep. 30, 2008	Sep. 30, 2007	Mar. 31, 2008

Cash flows from (used in) operating activities
Loss for the period	$(12,040)	(5,625	) $	(81,600)	$(33,140)	$(205,437)
Amounts not affecting cash	-	-		-	20,000	32,500
Adjustments to reconcile net loss to net cash used in
operating activities:
Impairment of mineral property costs	-	-		50,000	2,000	112,000
Decrease in accounts payable and accrued
liablilities	3,375	-		(125)	(10,000)	(5,125)
(Increase) decrease in prepaid expenses	-	2,500		-	5,000	-

Net cash used in operating activities	(8,665)	(3,125)		(31,725)	(16,140)	(66,062)

Cash flows from financing activities
Advances from related party	(17,000)	(17,495)		(14,000)	5,505	-1,850
Shares issued for debt	20,000	-		20,000	-
Shares issued for cash	-	13,500		-	77,200	78,200

Net cash provided by financing activities	3,000	(3,995)		6,000	82,705	76,350

Increase (decrease) in cash and cash equivalents	(5,665)	(7,120)		(25,725)	66,565	10,288

Cash and cash equivalents, beginning of period	35,953	73,835		56,013	150	-

Cash and cash equivalents, end of period	$30,288	$66,715		$30,288	$66,715	$30,288

ELEMENT92 RESOURCES CORP.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD SEPTEMBER 1, 2005 (DATE OF INCEPTION) TO SEPTEMBER 30, 2008
(UNAUDITED)

				Deficit
				Accumulated
	Number		Additional	During the
	of		Paid-In	Exploration
	Shares	Par Value	Capital	Stage	Total

Balance, September 1, 2005	-	$-	$-	$-	$-

Issued for cash at $0.001	5,000	5	495	-	500
Stock-split (1,000 for 1)	4,995,000	-	-	-	-
Net loss for the year	-	-	-	(500)	(500)

Balance, March 31, 2006	5,000,000	5	495	(500)	-

Issued for services @ $0.001	500,000	500	4,500	-	5,000
Issued for services @ $0.10	50,000	500	4,500		5,000
Issued for mineral interest @ $0.001	500,000	500	49,500	-	50,000
Net loss for the year	-	-	-	(62,833)	(62,833)

Balance, March 31, 2007	6,050,000	1,505	58,995	(63,333)	(2,833)

Issued for cash at $0.10	782,000	782	77,418	-	78,200
Issued for services @ $0.10	200,000	200	19,800	-	20,000
Issued for mineral interest @ $0.001	20,000	20	1,980	-	2,000
Net loss for the year	-	-	-	(60,504)	(60,504)

Balance, March 31, 2008	7,052,000	2,507	158,193	(123,837)	36,863

Issued for minteral interest @ $0.001	500,000	500	49,500	-	50,000
Issued for debt @ $0.25	80,000	80	19,200	-	20,000
Net loss for the period	-	-	-	(76,725)	(76,725)

Balance, September 30, 2008	7,632,000	$3,087	$226,893	$(200,562)	$30,138

ELEMENT92 RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

1.	NATURE OF OPERATIONS AND GOING CONCERN

The Company was incorporated on September 1, 2005 in the State of Wyoming under the name Ace Lock & Security, Inc. and on March 3, 2007 changed its name to Element92 Resources Corp. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business plan is to acquire, explore and develop mineral properties and ultimately seek earnings by exploiting mineral claims.

The Company’s major activities are the acquisition and exploration of mineral interests and the production therefrom. The recoverability of amounts shown for mineral interests and their related deferred exploration expenditures is dependent upon the discovery of economically recoverable reserves. The Company does not generate sufficient cash flow from operations to adequately fund its exploration activities, and has therefore relied principally upon the issuance of securities for financing. The Company intends to continue relying upon the issuance of securities to finance its operations and exploration activities to the extent such instruments are issuable under terms acceptable to the Company.

The Company’s financial statements are presented on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of operations.

As at September 30, 2008, the Company has a working capital of $25,263 and has incurred losses totaling $200,562. If future financing is unavailable, the Company may not be able to meet its ongoing obligations, in which case the realizable values of its assets may decline materially from current estimates. The Company plans to improve its financial condition by obtaining new financing.

2.	SIGNIFICANT ACCOUNTING POLICIES

	a)	Basis of Presentation

These financial statements and related notes are prepared in conformity with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company’s fiscal year-end is March 31.

	b)	Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period.

ELEMENT92 RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

2. SIGNIFICANT ACCOUNTING POLICIES (continued) b) Use of Estimates (Continued)

The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.

The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d) Financial Instruments

The fair values of financial instruments, which include cash, accounts payable and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company is not exposed to significant interest rate, currency exchange rate or credit risk arising from these financial instruments.

e) Mineral Property Costs

The Company is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

ELEMENT92 RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

f) Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled 7,632,000 as at September 30, 2008 (7,552,000 as at March 31, 2008).

3. MINERAL INTERESTS

On March 30, 2007, the Company was granted an option to acquire a 100% interest in mineral claims located in the Huddersfield Township and Clapham Township, in the Province of Quebec, Canada. Under the terms of the option agreement, the Company must make cash payments of US$45,000 in various stages as follows: US$10,000 on execution of option agreement (paid), US$15,000 on or before April 30, 2008 (paid); and US$20,000 on or before April 30, 2009. The Company must also issue 1,500,000 shares in various stages as follows: 500,000 common shares upon execution of option agreement (issued), 500,000 common shares on or before April 30, 2008 (issued); and 500,000 common shares on or before April 30, 2009. The Company must incur exploration expenditures of not less than US$17,500 or SU$1,250 per claim on or before November 30, 2008, and not less than US$21,000 on or before November 30, 2009, as amended April 30, 2008. Exploration expenditures incurred any date in excess of the minimum required to be incurred by such date to maintain the Option interest, shall carry forward to the following period. If any of the minimum exploration expenditures have not been incurred for the immediately preceding year, the Company may maintain its interest in the claims by paying the deficiency in cash to the Optionor within two months of the close of the period in which the deficiency occurred, and such payment shall be deemed to be exploration expenditures incurred by the Company for the purposes of the option agreement.

ELEMENT92 RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

4.	COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. All shares have equal voting rights and have one vote per share. Voting are rights are not cumulative and, therefore, the holders of more than 50% of the common stock, if they choose to do so, elect all of the directors of the Company.

During the year ended March 31, 2006, the Company issued 5,000 shares for cash proceeds of $5. The shares were subsequently split 1,000 for 1, thereby at March 31, 2006 the Company had 5,000,000 shares of common stock outstanding.

During the year ended March 31, 2007, the Company issued 500,000 shares for consulting services at a deemed price of $0.01 per share for total consideration of $5,000. The Company issued 50,000 shares for accounting services at a deemed price of $0.10 per share, for total consideration of $5,000. As well, the Company issued 500,000 shares at a deemed price of $0.10 per share for property acquisition.

During the year ended March 31, 2008, the Company raised $78,200 from the sale of shares at $0.10 per share, a total of 782,000 shares were issued. The Company issued 200,000 shares at a deemed price of $0.10 per share for consulting fees. The Company issued 20,000 shares at a deemed price of $0.10 per share for referral fee with regards to the Quebec property option.

During the six month period ended September 30, 2008, the Company issued 500,000 shares at a deemed price of $0.10 per share as per the property acquisition agreement dated March 31, 2007. On September 30, 2008, the Company settled $20,000 of debt at a deemed price of $0.25 per share. The 80,000 shares were issued to a director of the Company.

As at September 30, 2008, the Company has not granted any incentive stock options.

5.	INCOME TAXES

A. Income Tax Provision

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% (2007 – 34%) to income before income taxes.

ELEMENT92 RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

			September 1,
			2005 (Date of
	For the Six Months Ended		Inception) to
	Sep. 30, 2008	Sep. 30, 2007	Sep. 30, 2008

Net operating loss	$81,600	$33,140	$201,437

Increase in valuation allowance	(81,600)	(33,140)	(201,437)

Net deffered tax asset	$-	$-	$-

B. Significant components of the Company’s deferred income tax assets are as follows:

			September 1,
			2005 (Date of
	For the Six Months Ended		Inception) to
	Sep. 30, 2008	Sep. 30,2007	Sep. 30, 2008
Operating loss carried forward	$123,837	$63,333	$-
Operating loss for the period	81,600	33,140	201,437
	205,437	96,473	201,437
Statutory tax rate	34%	34%	34%
Net deferred tax asset	-	-	-
Valuation allowance	(205,437)	(96,473)	(201,437)

C. The Company has incurred operating losses of $205,437 which, if unutilized, will expire through to 2029. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

ELEMENT92 RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

5	.	INCOME TAXES (continued)

		Income Tax Operating Losses Carried Forward
			Amount	Expiration Date

			$500	2026
			62,833	2027
			60,504	2028
			81,600	2029
			$205,437

6.	DUE TO RELATED PARTY

As at September 30, 2008, the Company was indebted to a director of the Company in the amount of $150. The amount due is non-interest bearing, unsecured and due on demand.

7.	SUBSEQUENT EVENTS

Not applicable.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Plan of Operation

We were incorporated in the State of Wyoming as a for-profit company on September 1, 2005 and established a fiscal year at the end of March 31. Element92 Resources was incorporated under the laws of the State of Wyoming as Ace Lock & Security. On March 5, 2007, we filed a Certificate of Amendment with the Wyoming Secretary of State changing our name to Element92 Resources Corp. and increasing our authorized capital to 100,000,000 common shares. Element92 Resources Corp. is a start-up, exploration stage company engaged in the search for commercially viable minerals, most notably, uranium. We have optioned 14 mineral claims in the Province of Quebec, Canada. We have no property other than an option to acquire the claims. There is no assurance that a commercially viable mineral deposit exists on our claims or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility. The Company will proceed only if minerals are found and their extraction be deemed economically feasible.

The Company will continue to manage its operations and cash resources in a manner consistent with its expectation that it will be able to satisfy cash requirements through fiscal 2008. The main operating costs for the Company include:

1.	Scheduled and Contracted Payment of $20,000.00 to Robert Rosenblat to fulfill third year terms of our Mining Claims Option Agreement, to be paid as of April 1, 2009.

2.	Required work program on Claims – minimum expenditure $17,500.00 to be undertaken prior to November 30, 2008 and expenditure $17,500.00 prior to April 30, 2009.

Our plan of operation for the twelve months following the date of this From 10-Q filing is to commence an exploration program prior to November 1, 2008 on the optioned mining claims consisting of grid emplacement, concentrated geological mapping and sampling and geophysical surveys. We estimate that the cost of this program, which we will conduct in phases, will be approximately $20,000. This expenditure will slightly exceed the required work program pursuant to our claims option agreement.

There are no significant capital equipment purchases expected during the next 12 months. over and above planned requirements as currently comprised within the Company's business plan. The Company currently plans to add 2 part time or as needed employees to manage a short term work program on the claims, subject, however, to the Company's cash resources and operational requirements at the relevant time. We continue to seek a Joint Venture partner to assist is to explore and develop our claims.

The Company will consider an additional equity offering within the next 12 months. In this case, the use of proceeds would center on the acceleration of work on the claims and meeting our general operating costs.

Results of Operations

We have not earned any revenues from the time of our incorporation on September 1, 2005 to September 30, 2008. We do not anticipate earning revenues unless we enter into commercial production on the optioned claims, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on any of the claims, or if such minerals are discovered, that we will enter into commercial production.

The Company recognized a net loss of $12,040 for the period. From inception through September 30, 2008, the Company recognized a net less of $201,437.

Expenses for the quarter were comprised of costs associated with the issuance of 80,000 common shares to Geoffrey Armstrong, a Director of the Company via Kouzelne Mesto Ltd. a company owned as to 100% by Mr. Armstrong, to settle a debt of $20,000, which included a debt of $3,000 incurred this quarter. The shares were issued at a deemed price of $0.25 per share. The expense figure also includes professional service fees of $7,850, $315 for office expenses and transfer agent fees of $875.

Capital Resources and Liquidity

As of September 30, 2008 we had $30,288 in cash and therefore we have limited capital resources and will rely upon the issuance of common stock to fund expenses including legal and auditing fees, exploration expenses, required payments for our claims and office expenses. Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement our business plan during the next twelve months

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception to September 30, 2008. The Company has not realized economic production from its mineral properties as of September 30, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven reserves, or determining if the mineral properties can be mined economically. These financial statements do not include any adjustments that might result from the outcome of these uncertainties. If we are unable to raise a sufficient amount of capital to continue to implement our business plan, we may be forced to pursue a definitive agreement for the acquisition of our Company through a reverse merger.

Recent Accounting Pronouncements

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates. The Company does not undertake any specific actions to limit those exposures.

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of September 30, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors.
Not required because we are a smaller reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On September 30, 2008, the Company issued 80,000 common shares to Kouzelne Mesto Ltd., a company legally incorporated in the Czech Republic on April 6, 1994 and owned as to 100% by Geoffrey Armstrong, a Director of the Company. The shares were issued in accordance with Section 4(2) of the Securities Act of 1933 at a deemed price of $0.25 per share.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders.
None.

Item 5. Other Information.
None

Item 6. Exhibits and Reports of Form 8-K.

(a)	Exhibits

	31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

	32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8-K
None.