Form 10-Q
period 2008-12-31
Element92 Resources Corp.
filed 2009-02-10
CIK 1438461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

_______________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to  __________

ELEMENT92 RESOURCES, CORP.

(Exact name of registrant as specified in Charter

WYOMING	333-152242	20-8531222
(State or other jurisdiction of	(Commission File No.	IRS Employee Identification No.)
incorporation or organization)

2510 Warren Avenue, Cheyenne, Wyoming, 82001

(Address of Principal Executive Offices)
_______________

(518) 638-8192

(Issuer Telephone number)
_______________

(Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer Accelerated Filer __ Non-Accelerated Filer Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes X No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 15, 2009: 7,632,000 shares of Common Stock.

ELEMENT92 RESOURCES CORP. FORM 10-Q

December 31, 2008

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

SIGNATURES

ELEMENT92 RESOURCES CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2008

ELEMENT92 RESOURCES CORP.
(An Exploration Stage Company)
BALANCE SHEETS
(UNAUDITED)

	Dec. 31,	Mar. 31,
	2008	2008
ASSETS
Current Assets
Cash and cash equivalents	$14,027	$56,013
Prepaid expenses	-	-
	14,027	56,013

	$14,027	$56,013

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$7,650	$5,000
Due to related parties (Note 7)	-	14,150
	7,650	19,150
SHAREHOLDERS' EQUITY

Common stock
Authorized: 100,000,000 shares, par value $0.001;
Issued and outstanding: 7,632,000 and 7,052,000 respectively	3,099	2,507

Additional paid-in capital	230,601	158,193

Deficit accumulated during the exploration stage	(227,323)	(123,837)

	6,377	36,863

	$14,027	$56,013

ELEMENT92 RESOURCES CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

AND FOR THE PERIOD SEPTEMBER 1, 2005 (DATE OF INCEPTION) TO

DECEMBER 31, 2008

(UNAUDITED)

					September 1,
					2005 (Date of
	For the Three Months Ended		For the Nine Months Ended		Inception) to
	Dec. 31, 2008	Dec. 31, 2007	Dec. 31, 2008	Dec. 31, 2007	Dec. 31, 2008

Administrative Expenses
Bank charges and interest	$3	$25	$3	$40	$43
Consulting	3,000	4,250	9,000	32,750	48,500
Mineral property interests	15,000	-	80,000	2,000	142,000
Office expenses	100	-	475	-	563
Professional fees	2,720	1,250	12,070	3,875	34,122
Shareholder information	94	77	94	77	251
Transfer agent fees	969	-	1,844	-	1,844
	21,886	5,602	103,486	38,742	227,323

Loss for the period	21,886	5,602	103,486	38,742	227,323

Deficit, beginning of period	205,437	96,473	123,837	63,333	-

Deficit, end of period	227,323	102,075	227,323	102,075	$227,323

Basic and diluted loss per share	$0.003	$0.001	$0.009	$0.006

Weighted average number of shares
issued and outstanding - basic and diluted	7,632,000	7,052,000	11,369,451	6,860,567

ELEMENT92 RESOURCES CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

AND FOR THE PERIOD SEPTEMBER 1, 2005 (DATE OF

INCEPTION) TO DECEMBER 31, 2008

(UNAUDITED)

						September 1,
						2005 (Date of
	For the Three Months Ended			For the Nine Months Ended		Inception) to
	Dec. 31, 2008	Dec. 31, 2007		Dec. 31, 2008	Dec. 31, 2007	Dec. 31, 2008

Cash flows from (used in) operating activities
Loss for the period	$(21,886)	(5,602	) $	(103,486)	$(38,742)	$(227,323)
Amounts not affecting cash	-	-		-	20,000	32,500
Adjustments to reconcile net loss to net cash used in
operating activities:
Impairment of mineral property costs	-	-		50,000	2,000	112,000
Decrease in accounts payable and accrued
liablilities	2,775	11,000		2,650	1,000	(2,350)
(Increase) decrease in prepaid expenses	-	(9,500)		-	(4,500)	-

Net cash used in operating activities	(19,111)	(4,102)		(50,836)	(20,242)	(85,173)

Cash flows from financing activities
Advances from related party	(150)	(8,000)		(14,150)	(2,495)	-2,000
Shares issued for debt	3,000	-		23,000	-
Shares issued for cash	-	1,000		-	78,200	78,200

Net cash provided by financing activities	2,850	(7,000)		8,850	75,705	76,200

Increase (decrease) in cash and cash equivalents	(16,261)	(11,102)		(41,986)	55,463	(8,973)

Cash and cash equivalents, beginning of period	30,288	66,715		56,013	150	-

Cash and cash equivalents, end of period	$14,027	$55,613		$14,027	$55,613	$14,027

ELEMENT92 RESOURCES CORP.

(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD SEPTEMBER 1, 2005 (DATE OF INCEPTION)

TO DECEMBER 31, 2008

(UNAUDITED)

				Deficit
				Accumulated
	Number		Additional	During the
	of		Paid-In	Exploration
	Shares	Par Value	Capital	Stage	Total

Balance, September 1, 2005	-	$-	$-	$-	$-

Issued for cash at $0.001	5,000	5	495	-	500
Stock-split (1,000 for 1)	4,995,000	-	-	-	-
Net loss for the year	-	-	-	(500)	(500)

Balance, March 31, 2006	5,000,000	5	495	(500)	-

Issued for services @ $0.001	500,000	500	4,500	-	5,000
Issued for services @ $0.10	50,000	500	4,500		5,000
Issued for mineral interest @ $0.001	500,000	500	49,500	-	50,000
Net loss for the year	-	-	-	(62,833)	(62,833)

Balance, March 31, 2007	6,050,000	1,505	58,995	(63,333)	(2,833)

Issued for cash at $0.10	782,000	782	77,418	-	78,200
Issued for services @ $0.10	200,000	200	19,800	-	20,000
Issued for mineral interest @ $0.001	20,000	20	1,980	-	2,000
Net loss for the year	-	-	-	(60,504)	(60,504)

Balance, March 31, 2008	7,052,000	2,507	158,193	(123,837)	36,863

Issued for minteral interest @ $0.001	500,000	500	49,500	-	50,000
Issued for debt @ $0.25	92,000	92	22,908	-	20,000
Net loss for the period	-	-	-	(103,486)	(103,486)

Balance, December 31, 2008	7,644,000	$3,099	$230,601	$(227,323)	$3,377

ELEMENT92 RESOURCES CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

The Company’s major activities are the acquisition and exploration of mineral interests and the production therefrom. The recoverability of amounts shown for mineral interests and their related deferred exploration expenditures is dependent upon the discovery of economically recoverable reserves. The Company does not generate sufficient cash flow from operations to adequately fund its exploration activities, and has therefore relied principally upon the issuance of securities for financing. In order to finalize the acquisition of its claims and finance its operations and exploration activities the Company will seek borrow adequate funds from one of its directors. Additionally, in order to conduct a more in-depth evaluation of it’s current work program, initiate additional work on it’s claims and acquire additional claims, the Company is seeking a joint-venture partner.

The Company’s financial statements are presented on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of operations.

As at December 31, 2008, the Company has a working capital of $14,027 and has incurred losses totaling $227,323. If future financing is unavailable, the Company may not be able to meet its ongoing obligations, in which case the realizable values of its assets may decline materially from current estimates. The Company plans to improve its financial condition by obtaining new financing.

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

DECEMBER 31, 2008

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

DECEMBER 31, 2008

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

f) Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled 7,644,000 as at December 31, 2008 (7,052,000 as at March 31, 2008).

3. MINERAL INTERESTS

On March 30, 2007, the Company was granted an option to acquire a 100% interest in mineral claims located in the Huddersfield Township and Clapham Township, in the Province of Quebec, Canada. Under the terms of the option agreement, the Company must make cash payments of US$45,000 in various stages as follows: US$10,000 on execution of option agreement (paid), US$15,000 on or before April 30, 2008 (paid); and US$20,000 on or before April 30, 2009. The Company must also issue 1,500,000 shares in various stages as follows: 500,000 common shares upon execution of option agreement (issued), 500,000 common shares on or before April 30, 2008 (issued); and 500,000 common shares on or before April 30, 2009. The Company must incur exploration expenditures of not less than US$10,000 or SU$1,250 per claim on eight of its claims, on or before November 30, 2008 (completed); not less than $7,500 on the remaining six claims on or before November 30, 2009; and not less than US21,000 on all fourteen claims on or before November 30, 2010, as amended April 30, 2008. Exploration expenditures incurred any date in excess of the minimum required to be incurred by such date to maintain the Option interest, shall carry forward to the following period. If any of the minimum exploration expenditures have not been incurred for the immediately preceding year, the Company may maintain its interest in the claims by paying the deficiency in cash to the Optionor within two months of the close of the period in which the deficiency occurred, and such payment shall be deemed to be exploration expenditures incurred by the Company for the purposes of the option agreement.

ELEMENT92 RESOURCES CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

During the nine month period ended December 31, 2008, the Company issued 500,000 shares at a deemed price of $0.10 per share as per the property acquisition agreement dated March 31, 2007. On September 30, 2008, the Company settled $20,000 of debt at a deemed price of $0.25 per share. The 80,000 shares were issued to a director of the Company. On December 31, 2008, the Company settled $3,000 of debt at a deemed price of $0.25 per share. The 12,000 shares were issued to a director of the Company.

As at December 31, 2008, the Company has not granted any incentive stock options.

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

ELEMENT92 RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

			September 1,
			2005 (Date of
	For the Nine Months Ended		Inception) to
	Dec. 31, 2008	Dec. 31, 2007	Dec. 31, 2008

Net operating loss	$103,486	$38,742	$227,323

Increase in valuation allowance	(103,486)	(38,742)	(227,323)

Net deffered tax asset	$-	$-	$-

B. Significant components of the Company’s deferred income tax assets are as follows:

			September 1,
			2005 (Date of
	For the Six Months Ended		Inception) to
	Dec. 31, 2008	Dec. 31, 2007	Dec. 31, 2008
Operating loss carried forward	$123,837	$63,333	$-
Operating loss for the period	103,486	38,742	227,323
	227,323	102,075	227,323
Statutory tax rate	34%	34%	34%
Net deferred tax asset	-	-	-
Valuation allowance	(227,323)	(102,075)	(227,323)

C. The Company has incurred operating losses of $227,323 which, if unutilized, will expire through to 2029. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

ELEMENT92 RESOURCES CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2008

5 .	INCOME TAXES (continued)

	Income Tax Operating Losses Carried Forward
		Amount	Expiration Date

		$500	2026
		62,833	2027
		60,504	2028
		103,486	2029
		$227,323

6. DUE TO RELATED PARTY

As at December 31, 2008, the Company was not indebted to any director of the As at December 31, 2008, the Company was not indebted to any director of the Company.

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

The Company will continue to manage its operations and cash resources in a manner consistent with its expectation that it will be able to satisfy cash requirements through fiscal 2008. The main operating costs for the Company include:

1.	Scheduled and Contracted Payment of $20,000.00 to Robert Rosenblat to fulfill third year terms of our Mining Claims Option Agreement, to be paid as of April 1, 2009.

2.	Required work program on 6 Claims – minimum expenditure $1,250 per claim to be undertaken prior to November 30, 2009.

Our plan of operation for the twelve months following the date of this Form 10-Q filing is to complete the second stage of our exploration program prior to November 30, 2009 on the remaining 6 optioned mining claims. The work will consist of grid emplacement, concentrated geological mapping and sampling and geophysical surveys. We estimate that the cost of this program will be approximately $7,000.

There are no additional significant capital equipment purchases expected during the next 12 months. over and above planned requirements as currently comprised within the Company's business plan. The Company added 2 part employees who managed a short term work program on 8 of our claims. The work was completed and the costs have been covered in the required work program costs. We continue to seek a Joint Venture partner to assist is to explore and develop our claims.

The Company will consider an additional equity offering within the next 12 months. In this case, the use of proceeds would center on the acceleration of work on the claims and meeting our general operating costs.

Results of Operations

We have not earned any revenues from the time of our incorporation on September 1, 2005 to December 31, 2008. We do not anticipate earning revenues unless we enter into commercial production on the optioned claims, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on any of the claims, or if such minerals are discovered, that we will enter into commercial production.

The Company recognized a net loss of $21,886 for the period. From inception through December 31, 2008, the Company recognized a net less of $227,323.

Expenses for the quarter were comprised of costs associated with the issuance of 12,000 common shares to Geoffrey Armstrong, a Director of the Company via Kouzelne Mesto Ltd. a company owned as to 100% by Mr. Armstrong, to settle a debt of $3,000, incurred this quarter. The shares were issued at a deemed price of $0.25 per share. The expense figure also includes professional service fees of $2,720, $100 for office expenses, bank charges of $3, transfer agent fees of $969, shareholder information fees of $94 and mineral property interest expenses of $15,000.

Capital Resources and Liquidity

As of December 31, 2008 we had $14,027 in cash and therefore we have limited capital resources and will rely upon the issuance of common stock to fund expenses including legal and auditing fees, exploration expenses, required payments for our claims and office expenses. Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement our business plan during the next twelve months

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception to December 31, 2008. The Company has not realized economic production from its mineral properties as of December 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2008.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

12,000 shares of the Company’s common stock were issued during the quarter ended December 31, 2008 at a price of $0.25 per share to Kouzelne Mesto Ltd., a company legally incorporated in the Czech Republic on April 6, 1994 and owned as to 100% by Geoffrey Armstrong an officer of the Company. These shares were issued in order to settle a debt of $3,000 and in accordance with Section 4(2) of the Securities Act of 1933 for a private issuance of securities without any public solicitation.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports of Form 8-K.

(a)	Exhibits

	31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

	32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports on Form 8-K

     On November 21, 2008, the Company filed a Current Report on Form 8-K reporting that the Company had initiated a preliminary exploration program on a block of 8 of the Company’s contiguous claims located in Huddersfield Township in the Province of Quebec, Canada and that the exploratory work was being conducted by a team led by Dr. Jean Semples and included mapping, sampling and trenching programs on the claims as well as magnetometer and radiometer (scintillometer) sampling.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 10, 2009

ELEMENT92 RESOURCES CORP.

/s/ Geoffrey Armstrong

Geoffrey Armstrong

President, Chief Executive Officer, and Chief Financial Officer