Form 10-K
period 2009-03-31
Element92 Resources Corp.
filed 2009-06-26
CIK 1438461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended on March 31, 2009

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF

For the transition period from
_________
to
_________

Commission file number:  333-152242

ELEMENT92 RESOURCES, CORP.
(Exact name of registrant as specified in Charter

WYOMING	333-152242	20-8531222
(State or other jurisdiction of	(Commission File No.)	(IRS Employee Identification No.)
incorporation or organization)

2510 Warren Avenue, Cheyenne, Wyoming, 82001

(Address of Principal Executive Offices)

_______________

(518) 638-8192

(Issuer Telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Common Name of each exchange on which registered: OTC Bulletin Board

Securities registered pursuant to section 12(g) of the Act:

Common
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [Yes ] [No X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ X ]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Persons who respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class: Common Stock, $0.001

Outstanding as of March 31, 2008: 7,656,000

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

Item 1. Business.

We were incorporated in the State of Wyoming as a for-profit company on September 1, 2005 and established a fiscal year at the end of March 31. Element92 Resources Corp. was originally incorporated under the laws of the State of Wyoming as Ace Lock & Security. On March 5, 2007 we changed our name to Element92 Resources Corp. and increased our authorized capital to 100,000,000 common shares. On February 5, 2009 the Company received the trading symbol “ELRE” and was quoted on the OTC Bulletin Board. Element92 Resources Corp. ("E92R" or the “Company”) is a start-up, exploration stage company engaged in the search for commercially viable minerals. The Company holds an option to acquire 14 uranium mineral claims located in Huddersfield Township and Clapham Township in the province of Quebec, Canada. These claims are located approximately 60 miles northwest of Ottawa, Ontario, Canada.

There is no assurance that a commercially viable mineral deposit exists on any the mineral claims upon which we hold an option to purchase. Extensive exploration will be required before a final evaluation as to the economic and legal feasibility of the claims is determined. Economic feasibility refers to a formal evaluation completed by an engineer or geologist which confirms that the properties can be successfully operated as a mine. Legal feasibility refers to a formal survey of the claims boundaries to ensure that all discovered mineralization is contained within these boundaries.

We will be engaged in the acquisition and exploration of additional mineral properties with a view to exploit any mineral deposits we discover that demonstrate economic feasibility.

Website: www.element92resources.com.

Plan of Operation

Our plan of operation is to conduct exploration work on the claims in order to ascertain whether they possess economic quantities of uranium or other minerals. There can be no assurance that economic mineral deposits or reserves exist on the claims until appropriate exploration work is done and an economic evaluation based on such work concludes that production of minerals from the property is economically feasible. Economic feasibility refers to an evaluation completed by an engineer or geologist whereby he or she analyses whether profitable mining operations can be undertaken on the property. Mineral property exploration is generally conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration.

Uranium

Uranium is a radioactive element that occurs naturally in soil, rocks, water, plants, and animals (including human beings). In its pure form, uranium has a silvery white appearance and is the heaviest naturally occurring element, being nearly twice as dense as lead. Uranium takes many forms, but is generally found in combination with oxygen, known as an oxide. The most stable form of uranium oxide, and the form that is most commonly found in nature, is Triuranium Octoxide (U3O8).

Uranium occurs in low levels in all rock, soil, and water. Significant concentrations of uranium usually occur in substances such as phosphate rock deposits, sandstone, and minerals such as uraninite. When Uranium ore is taken out of mines, it must go through a milling process that will separate the uranium oxide from the rest of the minerals (normally of no economic value). After the milling process, the uranium ends up as a coarse, oxidized powder that is often yellow in color, commonly known as "yellowcake".

Nuclear Power

The worldwide demand for electrical energy is increasing. According to Yury A. Sokolov, Head of the Department of Nuclear Energy and Deputy Director General of the International Atomic Energy Agency, The number of nuclear power reactors around the globe is estimated to increase up to 60% by 2030.

Most energy today comes from burning fossil fuel to make electricity, run factories, power vehicles and heat homes. Fossil resources - coal, oil and natural gas - are being consumed so fast they are expected to be largely exhausted during the 21st century.

With all fossil energy, waste products are dispersed directly into the air. Much of this waste takes the form of greenhouse gases such as carbon dioxide. Each year fossil fuel waste adds 25 billion tonnes of carbon dioxide to the atmosphere. This equates to 70 million tonnes each day - or 800 tonnes a second. (Source: Education Resources Information Center, Report #EJ707079)

Like wind, hydro and solar energy – nuclear power produced by uranium can generate electricity with no carbon dioxide or other greenhouse gas emissions. The critical difference is that nuclear energy is the only proven option with the capacity to produce vastly expanded supplies of clean electricity on a global scale.

Although nuclear power plants currently cost more to build than power plants that use coal or gas, the difference is narrowing, a half-century of experience with nuclear power, together with the development of new technologies has helped to reduce construction time, extend plant lifetimes and vastly increase safety. Already, due to low per kilowatt cost of uranium and improved efficiency, nuclear plants are less expensive to operate and nuclear power is becoming increasingly competitive. (Source: World Nuclear Association (WNA) at www.world-nuclear.org/info/inf02.html (June 30, 2008))

Putting a price tag on harmful emissions of coal or gas could quickly make nuclear power the cheapest and cleanest option for meeting increased energy needs on a global scale.

Nuclear power generation began half a century ago and now generates as much global electricity as was produced by all other sources in use at the time. Some two-thirds of the world population lives in nations where nuclear power plants are an integral part of electricity production and industrial infrastructures. Half the world's people live in countries where new nuclear power reactors are planned or already under construction. (Source: (WNA): www.world-nuclear.org/why/nuctoday.html (June 30, 2008))

Today some 435 nuclear reactors produce electricity around the world. More than 15 countries rely on nuclear power for 25% or more of their electricity. In Europe and Japan, the nuclear share of electricity is over 30%. In the U.S., nuclear power creates 20% of the electricity. On the world's oceans, nuclear reactors have powered over 400 ships without harm to crews or the environment. (WNA)

Many countries use nuclear power. Among these are China, India, the United States, Russia and Japan, which together represent half of the world’s population. Other nations, such as Argentina, Brazil, Canada, Finland, South Korea, South Africa, Ukraine and several countries in Central and Eastern Europe, are acting to increase the role of nuclear power in their economies. (WNA)

Dr. Mohamed ElBaradei, IAEA Director General, in an article dated July 18, 2007, pointed out that roughly 1.6 billion people live without access to electricity, and 2.4 billion rely on traditional biomass because they have no access to modern fuels.

Dr. ElBaradei was quoted saying, “I have seen this firsthand on my visits to many countries, particularly in Africa. In some African countries the per capita electricity consumption is around 50 kilowatt-hours per year. That translates to an average availability of 6 watts - less than a normal light bulb - for each person.”

In the same article, Dr. ElBaradei noted that there are currently 437 nuclear power reactors in operation in 30 countries and that these reactors supply about 15.2% of the world’s electricity.

He stated that to date, the use of nuclear power has been concentrated in industrialized countries. In terms of new construction, however, the pattern is different; 16 of the 30 reactors now being built are in developing countries, and most of the recent expansion has been centered in Asia. China, for example, currently has four reactors under construction, and plans a more than five-fold expansion in its nuclear generating capacity over the next 15 years. India has seven reactors under construction, and plans roughly a seven-fold increase in capacity by 2022. Japan, Pakistan and the Republic of Korea also have plans to expand their nuclear power capacity.

Nuclear power provides energy independence and security of supply. France, with 60 million people, obtains 78% of its electricity from nuclear power. In Japan the figure is 30%. Italy's 60 million people have no nuclear power and are the world's largest importers of electricity. (Source: www.iaea.org/NewsCenter/Statements/2007/ebsp2007n011.html (June 30, 2008))

The IAEA has increased its projection of world nuclear generating capacity. It now anticipates at least 60 new plants in the next 15 years, making 430 GWe (Gigawatts electricity) in place in 2020 - 130 GWe more than projected in 2000 and 16% more than actually operating in 2006. The change is based on plans and actions in a number of countries, including China, India, Russia, Finland and France, coupled with the changed outlook due to the Kyoto Protocol.

Climate Change

To analyze the effects of the rapid build-up of heat-trapping gases, world experts are cooperating though the UN's Intergovernmental Panel on Climate Change (IPCC). The dynamics of climate change are complex and subject to competing theories. But scientists agree that increased greenhouse gases are causing the Earth to capture more solar heat. For most climate scientists, man-made greenhouse gases explain why the last ten years (1996-2006) have been the warmest years in recorded history (Source: IPCC Fourth Assessment Report Chapter 1).

Many climate experts warn that the build-up of the greenhouse gases could, in the century ahead, become catastrophic. Rising sea levels, extreme temperatures, violent storms, devastating droughts and the spread of disease would destroy food production and human habitability in many regions. These experts warn that radical climate change could eventually destabilize the entire biosphere. (Source: National Geographic News, February 6, 2001)

According to the IAEA Director General, another factor driving the interest in nuclear power is that it emits almost no greenhouse gases. The complete nuclear power chain - from mining the uranium and manufacturing the fuel to constructing and operating the reactor and disposing of the waste - emits only 1–6 grams of carbon equivalent per kilowatt-hour. This is about the same negligible emission rate as wind and hydropower and many times less than coal, oil and natural gas.

Clean electricity from 'new renewables' - solar, wind, biomass and geothermal power - deserves strong support. But the collective capacity of these technologies to produce electricity in the decades ahead is limited.

Beyond producing clean electricity, the clean energy from nuclear power could be used to distill salt water on a massive scale. 'Desalination' plants would help to meet the desperate shortage of fresh water that already afflicts 2.3 billion of the world's people. In addition, the cost of nuclear desalination is considerably lower than other forms of desalination such as reverse osmosis, or multistage flash (MSF) and multieffect distillation (MED). Both involve heating seawater, using non nuclear fuels to produce steam, followed by evaporation, condensation, and, finally, pure water collection. (Source: American Nuclear Society News, April 2007)

Employees

Currently, our management team consists of two individuals: one who serves as the President, Chief Executive Officer, Chief Financial Officer and Secretary and one who serves as a Director..

Item 1A. Risk Factors.

An investment in our common stock involves a number of risks. These risks include those described in this confidential private placement memorandum and others we have not anticipated or discussed. Before you purchase the Securities you should carefully consider the information about risks identified below, as well as the information about risks stated in other parts of this memorandum and in our filings with the Commission that we have incorporated by reference in this memorandum. Any of the risks discussed below or elsewhere in this memorandum or in our Commission filings, and other risks we have not anticipated or discussed, could have a material impact on our business, results of operations, and financial condition. As a result, they could have an impact on our ability to pay any amounts due with respect to the Securities, or our stock price.

Prior to investing in the shares, and assuming a market of these shares develops, an investor should consider carefully the following risks and highly speculative factors, which may affect our business. In analyzing this registration, prospective investors should carefully read and consider, among other factors, the following:

Risks Related to Our Business

Investment in our common stock involves very significant risks.

An investment in our common stock involves a number of very significant risks. You should carefully consider the following known material risks and uncertainties in addition to other information in this prospectus in evaluating our company and its business before purchasing shares of the Company's common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following known material risks. The risks described below are not the only ones facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

We will require additional financing in order to commence and sustain exploration.

We will require significant additional financing in order to maintain an exploration program and an assessment of any commercial viability of our mineral properties. As our mineral properties do not contain any reserves or any known body of economic mineralization, we may not discover commercially exploitable quantities of ore on our mineral properties that would enable us to enter into commercial production, achieve revenues, and recover the money we spend on exploration. Exploration activities on our mineral properties may not be commercially successful, which could lead us to abandon our plans to develop the property and its investments in exploration. Additionally, future cash flows and the availability of financing will be subject to a number of variables, including potential production and the market prices of uranium. Further, debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations.

We have just commenced the initial stages of exploration of our claims, and thus have no way to evaluate the likelihood whether we will be able to operate our business successfully.

We are a new entrant into the uranium minerals exploration and development industry without a profitable operating history. We were incorporated on September 1, 2005 and to date, have been involved primarily in organizational activities and obtaining our claims. As a result, there is only limited historical financial and operating information available on which to base your evaluation of our performance. We have not earned any revenues and we have never achieved profitability as of the date of this prospectus. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in the light of problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks our business will likely fail and you will lose your entire investment in this offering.

We have received a going concern opinion from our independent auditors report accompanying our March 31, 2009 financial statements.

The independent auditor's report accompanying our March 31, 2008 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a ‘going concern,’” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business will be materially and adversely affected and our shareholders will lose their entire investment.

We plan to acquire additional mineral exploration properties, which may create substantial risks.

As part of our growth strategy, we intend to acquire additional minerals exploration properties. Such acquisitions may pose substantial risks to our business, financial condition, and results of operations. In pursuing acquisitions, we will compete with other companies, many of which have greater financial and other resources to acquire attractive properties. Even if we are successful in acquiring additional properties, some of the properties may not produce revenues at anticipated levels, or failure to develop such prospects within specified time periods may cause the forfeiture of the lease in that prospect. There can be no assurance that we will be able to successfully integrate acquired properties, which could result in substantial costs and delays or other operational, technical, or financial problems. Further, acquisitions could disrupt ongoing business operations. If any of these events occur, it would have a material adverse effect upon our operations and results from operations.

If we do not find a joint venture partner for the continued development of our claims, we may not be able to advance exploration work.

If the initial results of an exploration program are successful, we may try to enter a joint venture agreement with a partner for further exploration and possible production of our claims. We would face competition from other junior mineral resource exploration companies who have properties that they deem to be the most attractive in terms of potential return and investment cost. In addition, if we enter into a joint venture agreement, we would likely assign a percentage of our interest in the claims to the joint venture partner. If we are unable to enter into a joint venture agreement with a partner, we may fail and you will lose your entire investment in this offering.

Because of the speculative nature of mineral property exploration, there is substantial risk that no commercially exploitable minerals will be found and our business will fail.

Exploration for minerals is a speculative venture necessarily involving substantial risk. We can provide investors with no assurance that our claims contain commercially exploitable reserves. The exploration work that we intend to conduct on the claims may not result in the discovery of commercial quantities of uranium or other minerals. Problems such as unusual and unexpected rock formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and you would lose your entire investment in this offering.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all our assets resulting in the loss of your entire investment in this offering.

The potential profitability of mining uranium properties if economic quantities of Uranium are found is dependent upon many factors and risks beyond our control, including, but not limited to:

  unanticipated ground and water conditions and adverse claims to water rights;
  geological problems;
  metallurgical and other processing problems;
  the occurrence of unusual weather or operating conditions and other force majeure events;
  lower than expected ore grades;
  accidents;
  delays in the receipt of or failure to receive necessary government permits;
  delays in transportation;
  labor disputes;

  government permit restrictions and regulation restrictions;
  unavailability of materials and equipment; and
  the failure of equipment or processes to operate in accordance with specifications or expectations.

The risks associated with exploration and development and, if applicable, mining as described above could cause personal injury or death, environmental damage, delays in mining, monetary losses and possible legal liability. We are not currently engaged in mining operations because we are in the exploration phase and have not yet any proved uranium reserves. We do not presently carry property or liability insurance nor do we expect to get such insurance for the foreseeable future. Cost effective insurance contains exclusions and limitations on coverage and may be unavailable in some circumstances.

Because access to our claims is sometimes restricted by inclement weather, we may be delayed in our exploration and any future mining efforts.

Access to the claims may be restricted to the period between March and November of each year due to snow in the area. As a result, any attempts to visit, test, or explore the property may be limited to these months of the year when weather permits such activities. These limitations can result in delays in exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found. Such delays can result in our inability to meet deadlines for exploration expenditures as. This could cause our business venture to fail and the loss of your entire investment in this offering unless we can meet deadlines.

The uranium exploration and mining industry is highly competitive and there is no assurance that we will be successful in acquiring additional claims or leases.

The uranium exploration and mining industry is intensely competitive and we compete with other companies that have greater resources. Many of these companies not only explore for and produce uranium, but also market uranium and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive uranium properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low uranium market prices. Our larger competitors may be able to absorb the burden of present and future federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover productive prospects in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing uranium properties.

The marketability of natural resources will be affected by numerous factors beyond our control.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in commodity pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of uranium and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Uranium mining operations are subject to comprehensive regulation, which may cause substantial delays or require capital outlays in excess of those anticipated.

Uranium minerals exploration and development and mining activities are subject to certain environmental regulations, which may prevent or delay the commencement or continuance of our operations.

If economic quantities of uranium are found on any lease owned by the Company in sufficient quantities to warrant uranium mining operations, such mining operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Uranium mining operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of mining methods and equipment. Various permits from government bodies are required for mining operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus resulting in an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date, we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Our ability to function as an operating mining company is dependent on our ability to mine our properties at a profit.

Our ability to operate on a positive cash flow basis is dependent on mining sufficient quantities of uranium at a profit sufficient to finance our operations and for the acquisition and development of additional mining properties.

Because we have limited capital, inherent mining risks pose a significant threat to us.

Because we are small with limited capital, we are unable to withstand significant losses that can result from inherent risks associated with mining, including environmental hazards, industrial accidents, flooding, interruptions due to weather conditions and other acts of nature. Such risks could result in damage to or destruction of any infrastructure or production facilities we may develop, as well as to adjacent properties, personal injury, environmental damage and delays, causing monetary losses and possible legal liability.

More stringent federal, provincial or state regulations could adversely affect our business.

If we are unable to obtain or maintain permits or water rights for development of our properties or otherwise fail to manage adequately future environmental issues, our operations could be materially and adversely affected. We have expended significant resources, both financial and managerial, to comply with environmental protection laws, regulations and permitting requirements, and we anticipate that we will be required to continue to do so in the future. Although we believe our properties comply in all material respects with all relevant permits, licenses, and regulations pertaining to worker health and safety, as well as those pertaining to the environment and radioactive materials, the historical trend toward stricter environmental regulation may continue.

The volatility of uranium prices makes our business uncertain.

The volatility of uranium prices makes long-range planning uncertain and raising capital difficult. The price of uranium is affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, and legislation and production and costs of production of our competitors.

The only market for uranium is nuclear power plants, and there are only a few customers.

We are dependent on a small number of electric utilities that buy uranium for nuclear power plants. Because of the limited market for uranium, a reduction in purchases of newly-produced uranium by electric utilities for any reason (such as plant closings) would adversely affect the viability of our business.

The price of alternative energy sources affects the demand for and price of uranium.

The attractiveness of uranium as an alternative fuel to generate electricity is to some degree, dependent on the prices of oil, gas, coal and hydro-electricity and the possibility of developing other low cost sources for energy.

Public acceptance of nuclear energy is uncertain.

Maintaining the demand for uranium at current levels and future growth in demand will depend upon acceptance of nuclear technology as a means of generating electricity. Lack of public acceptance of nuclear technology would adversely affect the demand for nuclear power and increase the regulation of the nuclear power industry.

Our inability to obtain insurance would threaten our ability to continue in business.

We currently do not have liability and property damage insurance. It should be noted that if we decide to obtain such insurance, the insurance industry is undergoing change and premiums are being increased. If premiums should increase to a level we cannot afford, we could be forced to discontinue business.

If we cannot add reserves to replace future production, we would not be able to remain in business.

Our future uranium production, cash flow and income are dependent upon our ability to mine our current properties and acquire and develop reserves. There can be no assurance that our properties will be placed into production or that we will be able to continue to find and develop or acquire additional reserves.

Competition from better-capitalized companies affects prices and our ability to acquire properties and personnel.

There is global competition for uranium properties, capital, customers and the employment and retention or qualified personnel. In the production and marketing of uranium, there are about 15 major producing entities, some of which are government controlled and all of which are significantly larger and better capitalized than we are. We also compete with uranium recovered from the de-enrichment of highly enriched uranium obtained from the dismantlement of United States and Russian nuclear weapons and imports to the United States of uranium from the former Soviet Union.

Uranium mineral exploration, development and mining are subject to environmental regulations which may prevent or delay the commencement or continuance of our operations.

Uranium minerals exploration and development and future potential uranium mining operations are or will be subject to stringent federal, state, provincial, and local laws and regulations relating to improving or maintaining environmental quality. Our operations are also subject to many environmental protection laws. Environmental laws often require parties to pay for remedial action or to pay damages regardless of fault. Environmental laws also often impose liability with respect to divested or terminated operations, even if the operations were terminated or divested of many years ago.

Future potential uranium mining operations and current exploration activities are or will be subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Uranium mining is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production. Compliance with these laws and regulations will impose substantial costs on us and will subject us to significant potential liabilities.

Costs associated with environmental liabilities and compliance are expected to increase with the increasing scale and scope of operations and we expect these costs may increase in the future.

While we believe that our operations comply, in all material respects, with all applicable environmental regulations, we are not currently fully insured against possible environmental risks.

Any change to government regulation or administrative practices may have a negative impact on our ability to operate and potential profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other applicable jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter our ability to carry on business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

We may be unable to retain key employees or consultants or recruit additional qualified personnel.

Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Further, we do not have key man life insurance on any of our employees. We may not have the financial resources to hire a replacement if any of our officers were to die. The loss of service of any of these employees could therefore significantly and adversely affect our operations.

Our officers and directors may be subject to conflicts of interest.

Each of our executive officers and directors serves only on a part time basis. Each devotes part of his working time to other business endeavors, including consulting relationships with other corporate entities, and has responsibilities to these other entities. Such conflicts could include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to the

Company. Because of these relationships, our officers and directors may be subject to conflicts of interest. Wyoming law, our articles of incorporation and our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Risks Related to Our Common Stock

The trading price of our common stock in a public market may fluctuate significantly and stockholders may have difficulty reselling their shares.

Additional issuances of equity securities may result in dilution to our existing stockholders. Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock.

Our common stock is subject to the "penny stock" rules of the SEC.

Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Because our stock is not traded on a stock exchange or on the NASDAQ National Market or the NASDAQ Small Cap Market and because there is no current established market price, the common stock is classified as a "penny stock.” The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

1.	That a broker or dealer approve a person's account for transactions in penny stocks; and

2.	The broker or dealer receive, from the investor, a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

3.	In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

	a.	Obtain financial information and investment experience objectives of the person; and

	b.	Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which:

  Sets forth the basis on which the broker or dealer made the suitability determination; and
  That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks must be sent.

A majority of our directors and officers reside outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Investing in our Common Stock will provide you with an equity ownership in a uranium resource company. As one of our stockholders, you will be subject to risks inherent in our business. The trading price of your shares will be affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions. The value of your investment may decrease, resulting in a loss. You should carefully consider the following factors as well as other information contained in this Prospectus before deciding to invest in shares of our Common Stock.

The factors identified below are important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that while we believe such assumptions or bases to be reasonable and make them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to the future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result, achieved, or accomplished. Taking into account the foregoing, the following are identified as important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

89.4% of our shares of Common Stock are controlled by Principal Stockholders and Management.

90.1% of our Common Stock is controlled by four stockholders of record. This figure includes stock controlled by our directors and officers who are the beneficial owners of about 25.8% of our Common Stock. This does not include, with respect to both groups, an additional 500,000 restricted common shares that will be issued on or before April 30, 2009 as part of our agreement to acquire 14 mineral claims. Such ownership by the Company's principal shareholders, executive officers and directors may have the effect of delaying, deferring, preventing or facilitating a sale of the Company or a business combination with a third party.

Even taking into account the limitations of Rule 144, the future sales of restricted shares could have a depressive effect on the market price of the Company’s securities in any market, which may develop.

The 7,656,000 shares of Common Stock presently issued and outstanding, as of the date hereof, are “restricted securities” as that term is defined under the Securities Act of 1933, as amended, (the “Securities Act”) and in the future may be sold in compliance with Rule 144 of the Securities Act, or pursuant to a Registration Statement filed under the Securities Act. Rule 144 provides, in essence, that a person, who has not been an affiliate of the issuer for the past 90 days and has held restricted securities for six months of an issuer that has been reporting for a period of at least 90 days, may sell those securities so long as the Company is current in its reporting obligations. After one year, non-affiliates are permitted to sell their restricted securities freely without being subject to any other Rule 144 condition. Sales of restricted shares by our affiliates who have held the shares for six months are limited to an amount equal to one percent (1%) of the Company’s outstanding Common stock that may be sold in any three-month period. After the shares registered herein are freely traded, unregistered holders of the restricted shares may each sell approximately 75,552 shares during any ninety (90) day period after the registration statement becomes effective. Additionally, Rule 144 requires that an issuer of securities make available adequate current public information with respect to the issuer. Such information is deemed available if the issuer satisfies the reporting requirements of sections 13 or 15(d) of the Securities Exchange Act of 1934 (the “Securities Exchange Act”) or of Rule 15c2-11 thereunder. Sales under Rule 144 or pursuant to a Registration Statement may have a depressive effect on the market price of our securities in any market, which may develop for such shares.

If the selling shareholders sell a large number of shares all at once or in blocks, the value of our shares would most likely decline.

The Company has 7,656,000 shares of Common Stock outstanding as of March 31, 2009, of which 4,552,000 are transferable. The availability for sale of such a large number of shares may depress the market price for our Common Stock and impair our ability to raise additional capital through the public sale of Common Stock. A decline in the future price of our common stock could affect our ability to raise further working capital and adversely impact our operations

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 to the financial statements, we were incorporated on September 1, 2005 and we do not have a history of earnings. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTY

The Company holds an option to acquire 14 uranium mineral claims located in Huddersfield Township and Clapham Township in the Province of Quebec, Canada. These claims are located 60 miles north west of Ottawa Ontario. (Please see Claims Maps: Exhibit 99.1 and Claims File: Exhibit 99.2)

ITEM 3. LEGAL PROCEEDINGS.

Neither the Company nor any of its officers are involved in or contemplating any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During our fiscal year ended March 31, 2009 and 2008, there were no matters submitted to a vote of the Company's stockholders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our shares are traded on the OTC Bulletin Board operated by FINRA under the symbol ELRE. Our common stock was first quoted on the OTC Bulletin Board on February 5, 2009.

The following shows the high and low bid price for our common shares for the quarter commencing January 1, 2009 and dated from February 5, 2009, the date our shares were first quoted. No shares have traded as of June 25, 2009.

	HIGH	LOW
02/01/09 – 03/31/09	$0.10	$0.10

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management discussion and analysis provides information on the activities of Element92 Resources Corp (“E92R” or the “Company”) and should be read in conjunction with the audited financial statements and notes thereto for the audited financial statements and notes thereto for the year ended March 31, 2009. Readers are cautioned that management’s discussion and analysis contains forward-looking statements and that actual events may vary from management’s expectations.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with accounting principles generally accepted in the United States of America.

Overview

We were incorporated in the State of Wyoming on September 1, 2005 and established a fiscal year at the end of March 31. Element92 Resources was originally incorporated under the laws of the State of Wyoming as Ace Lock & Security. On March 5, 2007, we filed a Certificate of Amendment with the Wyoming Secretary of State changing our name to Element92 Resources Corp. and increasing our authorized capital to 100,000,000 common shares. Element92 Resources Corp. is a start-up, exploration stage company engaged in the search for commercially viable minerals. E92R has optioned 14 mineral claims in the Province of Quebec, Canada. We have no property other than an option to acquire the claims. There is no assurance that a commercially viable mineral deposit, a reserve, exists on our claims or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility. E92R will proceed only if minerals are found and their extraction be deemed economically feasible.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $5,890 as of March 31, 2009.

In order to proceed with our planned exploration activities we will need to raise additional capital either through loans, through equity financing or find a joint venture partner. Unless we are able to raise additional capital or find a joint venture partner with sufficient funds there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable. The company does not plan to make any capital expenditures for new mineral claims or equipment during the next twelve months.

The recent weakening of economic conditions in the U.S. and around the world could have harmful effects on our ability to raise money to fund our planned operations. If this happens, we would likely go out of business and our investors will lose their entire investment in our company.

We believe that recent decreases in value of the common shares of many companies worldwide will make selling shares of our common stock increasingly difficult. If we are not able to sell enough of our shares to meet our financial needs, we will have to consider borrowing the money we need. A tightening of credit conditions has also been experienced in the economy recently. Because of the recent credit crisis, it is possible that we would not be able to borrow adequate amounts to fund our operations on terms and at rates of interest we find acceptable and in the best interests of our company. If we are unable to obtain the amount of money that we need to fund our operations, then we will likely go out of business and investors will lose their entire investment in our company.

We do not expect that the difficult economic conditions are likely to improve significantly in the near future. Further deterioration of the economy, and even consumer fear that the economy will deteriorate further could intensify the adverse effects of these difficult market conditions.

Plan Of Operations

The Company needs to raise additional funds in order to be able manage its operations and cash resources in a manner consistent with its expectation that it will be able to satisfy cash requirements through fiscal 2008. The main operating costs for the Company include:

1.	Final Scheduled and Contracted Payment of $20,000.00 to Robert Rosenblat to fulfill acquisition terms of the Mining Claims Option Agreement. This was to have been paid as of April 1, 2009, but due to unexpected delays in finalizing the work program started in November, 2008 wherein the Company was not at fault, Mr. Rosenblat has agreed to postpone the contracted payment until November 1, 2009.

2.	Required work program on Claims: To date a total of $11,047 has been spent on exploration work on 8 of the claims. This work has not been completed and we are awaiting assay reports expected by July 31, 2009. We are scheduled to conduct a work program costing a minimum of $1,250 on and additional 3 of the 14 optioned claims by July 15, 2009. The work will consist of grid emplacement, concentrated geological mapping and sampling and geophysical surveys.

There are no significant capital equipment purchases expected during the next 12 months. over and above planned requirements as currently comprised within the Company's business plan.

The Company may consider an additional equity offering within the next 12 months. In such case, the use of proceeds would center on the acceleration of work on the claims and meeting our regulatory obligations. We continue to seek a Joint Venture partner to assist is to explore and develop our claims.

Results Of Operations

Results Of Operations For The Period From Inception Through March 31, 2007

We have not earned any revenues from the time of our incorporation on September 1, 2005 to March 31, 2007. We do not anticipate earning revenues unless we enter into commercial production on the optioned claims, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on any of the claims, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $63,333 for the period from our inception on September 1, 2005 to March 31, 2007. These operating expenses were comprised of mineral property acquisition costs of $60,000, legal and accounting fees of $41, bank and interest charges of nil, shareholder information nil, organizational costs of $2,916 and office and sundry fees of nil.

Results Of Operations For The Period From April 1, 2007 Through March 31, 2008.

We incurred operating expenses in the amount of $ 60,504 for the period from March 31, 2007 to March 31, 2008. These operating expenses were comprised of mineral property acquisition costs of $2,000, legal and accounting fees of $21,635, bank and interest charges of $40, shareholder information $157, organizational costs of $36,584 and office and sundry fees of $88.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results Of Operations For The Period From April 1, 2008 Through March 31, 2009.

We incurred operating expenses in the amount of $102,170 this total is comprised of Mineral Property Interest of $76,047. These Mineral Property Interest consisted of $50,000 in shares at $0.10 per share issued to the Optionor of the claims, cash payment of $15,000 paid to the Optionor and $11,047 for exploratory work on the claims. Additionally, our operating expenses included Consulting Fees of $12,000, paid to a Director, in restricted shares at an agreed upon price of $0.25 per share, $10,682 in professional fees, bank fees and interest charges of $3, shareholder information $102, transfer agent fees of $2,773 and office and sundry fees of $563.

Going Concern

We continue to operate without attaining profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Requirement for Additional Financing

The Company is in the mineral exploration and development business and has incurred losses since its inception. The Company has no revenue generating operations and has funded its operations primarily through the issue of capital stock. The Company may be required to raise additional funds in the future in order to explore and develop its mineral properties, to acquire additional exploration properties, or to acquire and develop other business opportunities. However, there can be no assurances that the Company will be able to secure acceptable financing to conduct such activities.

Investor relations

The Company handles its investor relations internally at the present time.

ITEM 8. FINANCIAL STATEMENTS

PAULA S. MORELLI, CPA P.C.
21 MARTHA STREET
FREEPORT, NY 11520
(516) 378-4258

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
Element92 Resources Corp.

I have audited the accompanying balance sheets of Element92 Resources Corp. (the Company”) as of March 31, 2009 and 2008 and the related statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2009 and 2008 and for the period September 1, 2005 (inception date) to March 31, 2009. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Element92 Resources Corp. as of March 30, 2009 and 2008 and the results of it’s operations and cash flows for the years ended March 31, 2009 and 2008 and for the period September 1, 2005 (inception date) to March 31, 2009 in conformity with accounting principles generally accepted in the United States.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Paula S. Morelli, CPA

Freeport, New York
June 26, 2009

ELEMENT92 RESOURCES CORP.
(An Exploration Stage Company)
BALANCE SHEETS

(AUDITED)

Approved By The Board:
"Geoff Armstrong"	"Daniel McKinney"
Director	Director

ELEMENT92 RESOURCES CORP.

(An Exploration Stage Company) S

TATEMENTS OF OPERATIONS

FOR THE YEAR ENDED MARCH 31, 2009 AND 2008

AND FOR THE PERIOD SEPTEMBER 1, 2005 (DATE OF INCEPTION) TO MARCH 31, 2009

(AUDITED)

ELEMENT92 RESOURCES CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED MARCH 31, 2009 AND 2008 AND FOR THE PERIOD
SEPTEMBER 1, 2005 (DATE OF INCEPTION) TO MARCH 31, 2009
(AUDITED)

ELEMENT92 RESOURCES CORP.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD SEPTEMBER 1, 2005 (DATE OF INCEPTION) TO
MARCH 31, 2009
(AUDITED)

ELEMENT92 RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009

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

As at March 31, 2009, the Company has a working capital of $10,693 and has incurred losses totaling $226,007. If future financing is unavailable, the Company may not be able to meet its ongoing obligations, in which case the realizable values of its assets may decline materially from current estimates. The Company plans to improve its financial condition by obtaining new financing.

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
MARCH 31, 2009

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

The Company is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units- of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

ELEMENT92 RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009

2. SIGNIFICANT ACCOUNTING POLICIES (continued) f) Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled 7,656,000 as at March 31, 2009 (7,052,000 as at March 31, 2008).

3. MINERAL INTERESTS

On March 30, 2007, the Company was granted an option to acquire a 100% interest in mineral claims located in the Huddersfield Township and Clapham Township, in the Province of Quebec, Canada. Under the terms of the option agreement, the Company must make cash payments of US$45,000 in various stages as follows: US$10,000 on execution of option agreement (paid), US$15,000 on or before April 30, 2008 (paid); and US$20,000 on or before July 1, 2009 (re-negotiated, originally April 30, 2009). The Company must also issue 1,500,000 shares in various stages as follows: 500,000 common shares upon execution of option agreement (issued), 500,000 common shares on or before April 30, 2008 (issued); and 500,000 common shares on or before July 1, 2009 (re-negotiated, originally April 30, 2009). The Company must incur exploration expenditures of not less than US$10,000 or US$1,250 per claim on eight of its claims, on or before November 30, 2008 (completed; not less than $7,500 on the remaining six claims on or before November 30, 2009; and not less than US$21,000 on all fourteen claims on or before November 30, 2010, as amended April 30, 2008. Exploration expenditures incurred any date in excess of the minimum required to be incurred by such date to maintain the Option interest, shall carry forward to the following period. If any of the minimum exploration expenditures have not been incurred for the immediately preceding year, the Company may maintain its interest in the claims by paying the deficiency in cash to the Optionor within two months of the close of the period in which the deficiency occurred, and such payment shall be deemed to be exploration expenditures incurred by the Company for the purposes of the option agreement.

ELEMENT92 RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009

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

During the year ended March 31, 2009, the Company issued 500,000 shares at a deemed price of $0.10 per share as per the property acquisition agreement dated March 31, 2007. On September 30, 2008, the Company settled $20,000 of debt at a deemed price of $0.25 per share. The 80,000 shares were issued to a director of the Company. On December 31, 2008, the Company settled $3,000 of debt at a deemed price of $0.25 per share. The 12,000 shares were issued to a director of the Company. On March 31, 2009, the Company settled $3,000 of debt at a deemed price of $0.25 per share. The 12,000 shares were issued to a director of the Company.

As at March 31, 2009, the Company has not granted any incentive stock options.

ELEMENT92 RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009

5.	INCOME TAXES

A. Income Tax Provision

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% (2008 – 34%) to income before income taxes.

ELEMENT92 RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009

5.	INCOME TAXES (continued)

C. The Company has incurred operating losses of $231,007 which, if unutilized, will expire through to 2029. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

6. RELATED PARTY TRANSACTIONS

During the year ended March 31, 2009, the following were paid or accrued to persons having a 10% or greater interest in the Company and to a company controlled a director and officer of the Company.

As at March 31, 2009, the Company was indebted to a director of the Company for $197.

7. COMMITMENTS

On March 1, 2009, the Company entered into a consulting agreement with Capital Path Securities, LLC, (“CPS”) of Rocky Point, New York. CPS will be the Company’s investment banker providing advice relating to corporate finance matters, developing a network of traders making markets in the Company’s securities, presenting the Company to broker dealers interested in retailing the Company’s securities, and other financial consulting and/or investment banking services as needed by the Company. Services are payable when rendered by CPS, a retainer of $5,000 has been paid to CPS. The retainer will be increased upon additional financing or generation of income.

8. SUBSEQUENT EVENTS

Subsequent to March 31, 2009, the Company received a non-interest bearing unsecured demand loan in the amount of $15,000 from a director of the Company. The repayment date of the loan is August 23, 2009. A penalty of 150,000 restricted shares will be due to the director in the event of late payment of the loan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There we no disagreements with our accountants or auditors during the period under review

ITEM 9A. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2009, which is the end of the period covered by this report. This evaluation of the effectiveness of our disclosure controls and procedures was made under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, Mr. Armstrong. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

In making this assessment, our principal financial officer and principal executive officer used the criteria set forth in the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework.” Our principal financial officer and principal executive officer concluded that our company’s internal control over financial reporting was effective, as of March 31, 2009, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

During the most recently completed fiscal year, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names and ages of our current directors and executive officers, their principal offices and positions and the date each such person became a director or executive officer. The Board of Directors elects our executive officers annually. Our directors serve one-year terms or until their successors are elected and accept their positions. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships or understandings between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Name of Director or			Date of Position
Executive Officer	Age	Current Position and Office	& Term of Office
		President, Chief Executive Officer,
Geoffrey Armstrong	66	Chief Financial Officer, Secretary	February 28, 2007
		Director	Term: one year

Daniel S. Mckinney	46	Director	March 30, 2007
			Term: one year

GEOFFREY ARMSTRONG, President, Chief Executive Officer, Chief Financial Officer, Director

Element92 Resources Corp., a uranium exploration and mining company since February, 2007. E92R was incorporated in the State of Wyoming on September 1, 2005. President of Kouzelne Mesto Ltd., a private company incorporated in the Czech Republic on April 6, 1994. Kouzelne Mesto Ltd. was organized in order to prepare and assist with the preparation of internal corporate documents for companies worldwide and to prepare and assist with the preparation of promotional materials for companies including text and photographs. Corporate Secretary of Asia Properties, Inc., (ASPZ.PK) since March, 2003 and Hertz Controller Technologies Corporation, a private company, since February 2, 2007. Duties on behalf of Asia Properties and Hertz Controller include the preparation and assistance with the preparation of internal corporate documents, preparation and assistance with the preparation of state and federal filings, corporate communications, liaison with securities attorneys and auditors and supervising state and SEC filing procedures. Freelance business writer since 1990.

DANIEL S. MCKINNEY, Director

Mr. McKinney, is based in Asia and grew up in Hong Kong. He is an entrepreneur and investment banker who has established numerous businesses over the last two decades. Mr. Mckinney has had extensive experience in mining ventures in both precious metals and gemstone mining. In the mid 80’s he led the financing and discovery of a significant gold deposit located in Chon Buri, Thailand. In 1986, he became a significant shareholder in a producing emerald mine located in Santa Terrazina, Brazil. Mr. Mckinney has invested in numerous mining ventures and geological explorations in Burma, Thailand, Columbia, China, several African countries and Mongolia.

From April, 1981 until October, 1999, Mr. Mckinney founded and worked to establish Mckinney International, a Hong Kong based company engaged in cutting gemstones and supplying the world markets. From March 1982 to September 1985 he founded and developed the Hong Kong Gem & Jewelry show, a world wide gathering of gem dealers and jewelry manufacturers. From April 1984 to November 1987 he served on the board as a Director and worked to establish Wynmere (Thailand) Ltd., a direct selling jewelry company that included over 1,000 representatives with its manufacturing in Bangkok and gemstone sourcing in Hong Kong. In 1989, he established Coldway Ltd., an investment banking firm. He served as a Director from October 1989 to February 2005. In January 1994, Mr. McKinney founded Cement Services, Ltd., and served as a Director until June 2004. Cement Services, Ltd. is a construction company, based in Bangkok. From September 1999 to August 2001 Mr. Mckinney served as a board member of Sunflower (USA) Ltd., as a Director. Sunflower is a public company with an industrial facility in China manufacturing copper pipes. In April 2003, Mr. Mckinney joined the board as a Director of Entellium Corporation, a software CRM company he helped restructure and launch into the North American market. He served on the board of Entellium until October 2003. He currently serves as the president of Asia Properties, Inc., a Bangkok based public real estate company that he founded in April 1998. Asia Properties, Inc. has been trading on the OTC Pink Sheets since January 1999. Mr. Mckinney is the owner of the Millennium Sapphire, the world’s largest sapphire. See the Guinness Book of Records and also the Millennium Sapphire website: www.MillenniumSapphire.com. Mr. Mckinney graduated from Hong Kong International School in 1979 and studied Chemistry and Biology at Houston Baptist University from 1979 to 1981. Mr. Mckinney speaks Cantonese, Thai, some Portuguese, and Malay.

Election of Directors and Officers.

Directors are elected to serve until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or

Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Audit Committee and Financial Expert

We do not have a separate Audit Committee, our board of directors during 2009, performed functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1) Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

(3) Compliance with applicable governmental laws, rules and regulations;

(4) The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

(5) Accountability for adherence to the code.

We have adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

Limitation of Liability of Directors

Pursuant to our certificate of incorporation and bylaws, we may indemnify an officer or director who is made a party to any proceeding, because of his position as such, to the fullest extent authorized by the Wyoming Business Corporation Act, as the same exists or may hereafter be amended. In certain cases, we may advance expenses incurred in defending any such proceeding.

To the extent that indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling our Company pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. If a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person of our Company in the successful defense of any action, suit or proceeding) is asserted by any of our directors, officers or controlling persons in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of that issue.

ITEM 11. EXECUTIVE COMPENSATION.

Geoffrey Armstrong, President, CEO, CFO and Director has been credited with $1,000 per month since April 1, 2007 for a total of $26,000. No cash has been paid and Mr. Armstrong has elected to receive payment in shares at an agreed upon price of $0.25 per share. Consequently, Mr. Armstrong has been granted a total of 104,000 restricted common shares of the Company as payment in full of his accumulated monthly management fees.

The following table sets forth the total compensation paid to or accrued, during the fiscal years ended March 31, 2009, and 2008 to the Company’s highest paid executive officers. No salaries were paid prior to 2007. No restricted stock awards, long-term incentive plan payout or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

(1) All other compensation includes health insurance and life insurance plans or benefits, car allowances, etc. The Company may omit information regarding group life, health, hospitalization, medical reimbursement or relocation plans that do not discriminate in scope, terms or operation, in favor of executive officers of directors of the registrant and that are available generally to all salaried employees.

LTIP: "Long-Term Incentive Plan" means any plan providing compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to financial performance of the Company or an affiliate, the Company's stock price, or any other measure, but excluding restricted stock, stock option and Stock Appreciation Rights (SAR) plans

To date, no options to purchase shares of the Company’s common stock have been granted.

Additional Compensation of Directors

We have no official plan or policy for compensating directors with stock options or stock awards. Other than pursuant to current salaries for their executive positions with the Company, if applicable, no other directors are currently compensated by the Company in consideration of their service as a director.

There are no annuity, pension or retirement benefits proposed to pay to officers, directors or employees of the Company in the event of retirement date pursuant to any presently existing plan provided or contributed to by the Company. No remuneration other than that reported in the preceding paragraph of this item is proposed to be paid in the future directly or indirectly by the Company to any officer or director under any plan which is presently existing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934 of the Company’s outstanding common stock as of March 31, 2009 by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock, (ii) each director of the Company, (iii) each person named in the Summary Compensation Table, and (iv) all current executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares. The figures are based on a total of 7,656,000 common shares as of March 31, 2009.

	ACTUAL AMOUNT	ACTUAL PERCENT
IDENTITY OF PERSON	OF SHARES	OF SHARES	CLASS
OR GROUP	OWNED	OWNED
Kouzelne Mesto Ltd. (1)
27/93 Sokolovska	1,854,000	24.22%	Common
Prague, Czech Republic 186 00

Robert Rosenblat (2)
Apt #6 - 5505 Oak St	1,000,000	13.1%	Common
Vancouver, BC Canada. V6M 2V5
Robert Carpenter
#27 - 7428 Southwynde Ave,	1,510,000	19.7%	Common
Burnaby, BC, Canada, V3N 0A1
Daniel S. Mckinney (3)
114 Magnolia St Ste 400-115	200,000	2.61%	Common
Bellingham, WA 98225
AE Financial Management Ltd. (4)
2730 E 54th Ave, Vancouver, British	1,525,000	19.92%	Common
Columbia, Canada, V5S 1X8
Eugene Low (5)
2730 E 54th Ave, Vancouver, British	755,000	9.86%	Common
Columbia, Canada, V5S 1X8
Officers and Directors as a Group
(two persons)	1,950,000	26.83%	Common

Beneficial Ownership of Securities: Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, involving the determination of beneficial owners of securities, includes as beneficial owners of securities, any person who directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has, or shares, voting power and/or investment power with respect to the securities, and any person who has the right to acquire beneficial ownership of the security within sixty days through any means including the exercise of any option, warrant or conversion of a security.

(1) Kouzelne Mesto Ltd., was incorporated in the Czech Republic in April, 1994 and is 100% owned by Geoffrey Armstrong, the President, Secretary and sole Director of the Company.

(2) Consists of shares issued pursuant to an Option to Acquire Mineral Claims Agreement.

(3) Daniel S. Mckinney is a Director of the Company.

(4) AE Financial Management Ltd. is a company incorporated in Canada and is owned as to 100% by Edward Low, the Company’s bookkeeper. Edward Low, as an individual, directly owns 65,000 shares of the Company’s common stock.

(5) Eugene Low is the adult brother of Edward Low and was an employee of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with the Company or in any presently proposed transaction that has or will materially affect us: * Any of our directors or officers; * Any person proposed as a nominee for election as a director; * Our promoter(s) Mr. Armstrong and Mr. Mckinney; * Any member of the immediate family of any of the foregoing persons.

By virtue of the Option Agreement to Acquire Claims between the Company and Robert Rosenblat dated March 30, 2007 Robert Rosenblat, Mr. Rosenblat will beneficially own more than 10% of the voting rights attached to our outstanding shares of common stock, if the Agreement is fully consummated, and will at that time be an affiliate of the Company. However, as of the date of the execution of the Agreement, March 30, 2007, Mr. Rosenblat held no shares or any other interest in the Company and the Agreement to acquire the claims was made at arms length.

Other than as listed above, we have not been a party to any transaction, proposed transaction, or series of transactions in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Director Independence

We have no directors who meet the definition set forth in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ, which defines an “independent director” generally as a person, other than an executive officer or employee of the company, or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

	2009	2008
Audit fees	$5,500	$7,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$5,500	$7,000

All audit fees are approved by our board of directors. Our auditor, Paula S. Morelli CPA P.C. does not provide any non-audit services to us.

Audit Fees

Audit fees billed for professional services rendered by our auditor, during the fiscal years ended March 31, 2009 and 2008, for the audit of our annual financial statements, review of the financial statements included in our quarterly reports on Form 10-QSB, and any services provided in connection with statutory and regulatory filings or engagements for those year ended, totaled approximately $5,500 and $7,000, respectively.

Audit-Related Fees

There were no audit-related fees billed by our auditor during the fiscal years ended March 31, 2009 and 2008.

Tax Fees

Taxes returns are prepared by management. No tax fees were billed, during the fiscal years ended March 31, 2009 and 2008 respectively.

All Other Fees

There were no fees billed by our auditor, during the fiscal years ended March 31, 2009 and 2008 for services rendered other than the amounts set forth above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)

/s/ Geoffrey Armstrong

Geoffrey Armstrong, President, Secretary, Director, Chief Financial Officer.

Date: June 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel S. Mckinney
Daniel S. Mckinney, Director

Date: June 25, 2009

EXHIBITS

3.1	Certificate of Incorporation filed with State of Wyoming, September 1, 2005. (1)

3.2	Bylaws (1)

3.3	Articles of Amendment to Articles of Incorporation of Registrant respecting Name Change and Increase in Authorized Capital filed with the State of Wyoming March 3, 2007. (1)

10.1	Executive Services Agreement between G. Armstrong through his company Kouzelne Mesto Ltd., and the Registrant dated February 28, 2007. (1)

10.2	Computer and Internet Consultant Services Agreement between the Registrant and Robert Carpenter February 28, 2007. (1)

10.3	Bookkeeping Consultant Services Agreement between the Registrant and Edward Low, dated February 28, 2007. (1)

10.4	Management Services Agreement between Daniel S. Mckinney and the Registrant dated March 31, 2007. (1)

10.5	Form of Element92 Resource Corp. Regulation S Subscription Agreement. (1)

10.6	Option Agreement to Acquire Claims between of Element92 Resource Corp. and Robert Rosenblat dated March 30, 2007. (1)

10.7	Consulting Agreement between Element92 Resources Corp., and Capital Path Securities LLC dated March 1, 2009.

14	Code of Ethics dated May 2, 2007. (1)

31.1	Certification Pursuant to Section 302 Of The Sarbanes-Oxley Act Of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Claims maps for Element92 Resources Corp.

99.2	Mining Claims Title List

(1) Incorporated by reference to the Company’s Form S-1 Registration Statement filed on July 10, 2008.