Form 10-Q
period 2009-06-30
Element92 Resources Corp.
filed 2009-08-11
CIK 1438461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549 _______________ FORM 10-Q

_______________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

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

Yes X No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of August 15, 2009: 8,606,000 shares of Common Stock.

ELEMENT92 RESOURCES CORP.
FORM 10-Q
June 30, 2009

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

SIGNATURES

ELEMENT92 RESOURCES CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2009

Approved By The Board:

Geoff Armstrong, Director                                                          Daniel McKinney, Director

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

As at June 30, 2009, the Company has a working capital deficit of $5,964 and has incurred losses totaling $245,664. If future financing is unavailable, the Company may not be able to meet its ongoing obligations, in which case the realizable values of its assets may decline materially from current estimates. The Company plans to improve its financial condition by obtaining new financing.

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

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

f) Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled 7,668,000 as at June 30, 2009 (7,656,000 as at March 31, 2009).

3. MINERAL INTERESTS

On March 30, 2007, the Company was granted an option to acquire a 100% interest in mineral claims located in the Huddersfield Township and Clapham Township, in the Province of Quebec, Canada. Under the terms of the option agreement, the Company must make cash payments of US$45,000 in various stages as follows: US$10,000 on execution of option agreement (paid), US$15,000 on or before April 30, 2008 (paid); and US$20,000 on or before November 30, 2009 (re-negotiated, originally April 30, 2009). The Company must also issue 1,500,000 shares in various stages as follows: 500,000 common shares upon execution of option agreement (issued), 500,000 common shares on or before April 30, 2008 (issued); and 500,000 common shares on or before November 30, 2009 (re-negotiated, originally April 30, 2009). The Company must incur exploration expenditures of not less than US$10,000 or US$1,250 per claim on eight of its claims, on or before November 30, 2008 (completed) not less than $7,500 on the remaining six claims on or before February 28 2010 (date changed by the Province of Quebec, Canada); and not less than US$21,000 on all fourteen claims on or before November 30, 2010, as amended April 30, 2008. Exploration expenditures incurred any date in excess of the minimum required to be incurred by such date to maintain the Option interest, shall carry forward to the following period. If any of the minimum exploration expenditures have not been incurred for the immediately preceding year, the Company may maintain its interest in the claims by paying the deficiency in cash to the Optionor within two months of the close of the period in which the deficiency occurred, and such payment shall be deemed to be exploration expenditures incurred by the Company for the purposes of the option agreement.

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

During the three months ended June 30, 2009, the Company issued 12,000 shares at a deemed price of $0.25 to settle $3,000 of debt. The shares were issued to a director of the Company.

As at June 30, 2009, the Company has not granted any incentive stock options.

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

B. Significant components of the Company’s deferred income tax assets are as follows:

5. INCOME TAXES (continued)

C. The Company has incurred operating losses of $245,664 which, if unutilized, will expire through to 2030. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

6. RELATED PARTY TRANSACTIONS

During the three month period ended June 30, 2009, the following were paid or accrued to persons having a 10% or greater interest in the Company and to a company controlled a director and officer of the Company. As at June, 2009, the Company was indebted to the directors of the Company for $15,197.

     On June 23, 2009, a director of the Company loaned the Company $15,000. The loan is repayable on August 23, 2009 and carries no interest. At the discretion of this director, the date may be extended with written notice from the Company. If not the loan is not repaid by August 23, 2009, the Company must issue to the director, 150,000 restricted common shares of the Company.

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

8. SUBSEQUENT EVENTS

On July 30, 2009, the Company issued 950,000 common shares to a director of the Company as compensation of services provided to the Company.

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

The Company will continue to manage its operations and cash resources in a manner consistent with its expectation that it will only be able to satisfy cash requirements through fiscal 2009 through loans, through an equity offering or by a suitable joint venture. The main operating costs for the Company include:

1. Scheduled and Contracted Payment of $20,000.00 to Robert Rosenblat to fulfill third year terms of our Mining Claims Option Agreement, to be paid as of April 1, 2009 has been postponed by Mr. Rosenblat until November 30, 2009.

2. Required work program on Claims – minimum expenditure $17,500.00. to be undertaken prior to April 30, 2009 has been rescheduled by the Province of Quebec, Canada until February 27, 2010.

Our plan of operation for the twelve months following the date of this From 10-Q filing is to commence an exploration program prior to February 27, 2010 on the remaining 6 optioned mining claims, that have not yet been explored. The program will consist of grid emplacement, concentrated geological mapping and sampling and geophysical surveys. We estimate that the cost of this program, which we will conduct in phases, will be approximately $7,500.

There are no significant capital equipment purchases expected during the next 12 months. over and above planned requirements as currently comprised within the Company's business plan. The Company will add up to 3 part time or as needed employees, trained in geological exploration to manage a short term work program on the claims, subject, however, to the Company's cash resources and operational requirements at the relevant time. We continue to seek a Joint Venture partner to assist is to explore and develop our claims.

The Company will have to initiate an additional equity offering within the next 12 months. In this case, the use of proceeds would center on the acceleration of work on the claims and meeting our general operating costs.

Results of Operations

We have not earned any revenues from the time of our incorporation on September 1, 2005 to June 30, 2009. We do not anticipate earning revenues unless we enter into commercial production on the optioned claims, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on any of the claims, or if such minerals are discovered, that we will enter into commercial production.

The Company recognized a net loss of $19,657 for the period. From inception through June 30, 2009, the Company recognized a net less of $245,644.

Expenses for the quarter were $3,000 for consulting fees owed to a director of the Company and paid via the issuance of 12,000 restricted common shares at an agreed upon price of $0.25 per share, $15,550 for professional fees, $155 for shareholder information fees, $833 for transfer agent fees, $96 for office expenses and $23 for bank charges.

Capital Resources and Liquidity

As of June 30, 2009 we had cash and cash equivalents of $4,233. This cash was as a result of a loan of $15,000 from a director of the Company and therefore we have very limited capital resources and will rely upon the issuance of common stock to fund expenses including legal and auditing fees, exploration expenses, required payments for our claims and office expenses. Cash and cash equivalents from inception to date have been insufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement our business plan during the next twelve months

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception to June 30, 2009. The Company has not realized economic production from its mineral properties as of June 30, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2009.

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

None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.
None

Item 6. Exhibits and Reports of Form 8-K.

(a) Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b) Reports of Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 11, 2009                                                 ELEMENT92 RESOURCES CORP.

                                                                                         By: /s/ Geoffrey Armstrong

                                                                                       President, Chief Executive Officer, Chief Financial Officer