Form 10-Q
period 2009-09-30
Element92 Resources Corp.
filed 2009-11-13
CIK 1438461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

ELEMENT92 RESOURCES, CORP.
(Exact name of registrant as specified in Charter

WYOMING	**333-152242**	**20-8531222**
(State or other jurisdiction of incorporation or organization)	(Commission File No.	IRS Employee Identification No.)

2510 Warren Avenue, Cheyenne, Wyoming, 82001
(Address of Principal Executive Offices)

---

(518) 638-8192
(Issuer Telephone number)

(Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 15, 2009: 9,048,000 shares of Common Stock.

ELEMENT92 RESOURCES CORP.
FORM 10-Q
September 30, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Balance Sheet F-1
Statement of Operations F-2
Statement of Cash Flows F-3
Statement of Stockholders’ Equity F-4
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

SIGNATURES

ELEMENT92 RESOURCES CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2009

ELEMENT92 RESOURCES CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND FOR THE PERIOD SEPTEMBER 1, 2005 (DATE OF INCEPTION) TO SEPTEMBER 30, 2009
(UNAUDITED)

	For the Three Months Ended Sep. 30, 2009	For the Three Months Ended Sep. 30, 2008	For the Six Months Ended Sep. 30, 2009	For the Six Months Ended Sep. 30, 2008	September 1, 2005 (Date of Inception) to Sep. 30, 2009
Administrative Expenses					
Bank charges and interest	$ 98	$ -	$ 121	$ -	$ 164
Consulting	118,000	3,000	121,000	6,000	172,500
Mineral property interests	-	-	-	65,000	138,047
Office expenses	-	315	96	375	747
Professional fees	3,396	7,850	18,946	9,350	51,680
Shareholder information	-	-	155	-	414
Transfer agent and regulatory fees	3,751	875	4,584	875	7,357
	125,245	12,040	144,902	81,600	370,909
Loss for the period	125,245	12,040	144,902	81,600	370,909
Deficit, beginning of period	245,664	193,397	226,007	123,837	-
Deficit, end of period	$ 370,909	$ 205,437	$ 370,909	205,437	$ 370,909
Basic and diluted loss per share	$ 0.02	$ 0.00	$ 0.02	$ 0.01	
Weighted average number of shares issued and outstanding - basic and diluted	8,340,826	7,635,868	8,000,284	7,511,516

ELEMENT92 RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

As at September 30, 2009, the Company has a working capital deficit of ($13,209) and has incurred losses totaling $370,909. If future financing is unavailable, the Company may not be able to meet its ongoing obligations, in which case the realizable values of its assets may decline materially from current estimates. The Company plans to improve its financial condition by obtaining new financing.

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
SEPTEMBER 30, 2009

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
SEPTEMBER 30, 2009

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

f) Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled 8,830,000 as at September 30, 2009 (7,656,000 as at March 31, 2009).

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
SEPTEMBER 30, 2009

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

During the six months ended September 30, 2009, the Company issued 24,000 shares at a deemed price of $0.25 to settle $6,000 of debt. On July 30, 2009, the Company issued 950,000 shares, at a deemed price of $0.10 per share, for services rendered by a corporation held by a director of the Company. On September 15, 2009, the Company issued 200,000 shares, at a deemed price of $0.10 per share, for non-payment of advanced funds. All shares were issued to directors of the Company

As at September 30, 2009, the Company has not granted any incentive stock options.

ELEMENT92 RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

B. Significant components of the Company’s deferred income tax assets are as follows:

ELEMENT92 RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

5. INCOME TAXES (Continued)

C. The Company has incurred operating losses of $370,909 which, if unutilized, will expire through to 2030. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

6.  RELATED PARTY TRANSACTIONS

During the six month period ended September 30, 2009, the following were paid accrued to persons having a 10% or greater interest in the Company and to a company controlled a director and officer of the Company. As at September 30, 2009, the Company was indebted to directors of the Company for $20,197.

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

8. SUBSEQUENT EVENTS

On November 4, 2009 the Company issued 230,000 restricted shares to an employee and owner of more than 10% of the Company’s issued stock. The shares were issued for services.

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

Plan)of)Operation

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

The Company will continue to manage its operations and cash resources in a manner consistent with its expectation that it will be able to satisfy cash requirements through fiscal 2010. The main operating costs for the Company include:

1.	Scheduled and Contracted Payment of $20,000.00 and 500,000 restricted shares to Robert Rosenblat to fulfill third year terms of our Mining Claims Option Agreement, to be paid as of April 1, 2009 have been deferred by Mr. Rosenblatt until November 30, 2009.
2.	Required work program on Claims – minimum expenditure $17,500.00, originally scheduled to be undertaken prior to April 30, 2009 has been rescheduled by the Province of Quebec, Canada until February 27, 2010.

Our plan of operation for the twelve months following the date of this From 10-Q filing is to commence an exploration program prior to February 27, 2010 on the remaining 6 optioned mining claims, that have not yet been explored. The program, is subject to weather conditions in the Province of Quebec and will consist of grid emplacement, concentrated geological mapping and sampling and geophysical surveys. We estimate that the cost of this program, which we will conduct in phases, will be approximately $7,500.

There are no significant capital equipment purchases expected during the next 12 months. over and above planned requirements as currently comprised within the Company's business plan. The Company currently plans to add up to three part time or as needed employees to manage a short term work program on the claims prior to February 27, 2010, subject, however, to the Company's cash resources and operational requirements at the relevant time. We continue to seek a Joint Venture partner to assist is to explore and develop our claims.

The Company will consider an additional equity offering within the next 12 months. In this case, the use of proceeds would center on the acceleration of work on the claims and meeting our general operating costs.

Results of Operations

We have not earned any revenues from the time of our incorporation on September 1, 2005 to September 30, 2009. We do not anticipate earning revenues unless we enter into commercial production on the optioned claims, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on any of the claims, or if such minerals are discovered, that we will enter into commercial production.

The Company recognized a net loss of $125,245 for the quarter. From inception through September 30, 2009, the Company recognized a net less of $370,909.

Expenses for the quarter were comprised of costs associated with the issuance of 12,000 restricted common shares to Geoffrey Armstrong, a Director of the Company via Kouzelne Mesto Ltd. a company owned as to 100% by Mr. Armstrong, to settle a debt of $3,000 incurred this quarter and 200,000 restricted common shares issued to Daniel Mckinney, a Director of the Company a late payment penalty pursuant to a loan of $20,000 made to the Company. The expense figure also includes professional service fees of $3,396, Nil for office expenses and transfer agent and regulatory fees of $3,751.

Capital Resources and Liquidity

As of September 30, 2009 we had $1,988 in cash and cash equivalents and therefore we have limited capital resources and will rely upon loans from management or the issuance of common stock to fund expenses including legal and auditing fees, exploration expenses, required payments for our claims and office expenses. Cash and cash equivalents from inception to date have not been sufficient to cover expenses involved in maintaining our business and we were required to obtain loans totaling $20,000 from a Director of the Corporation. The loans are unpaid at this time. We will require additional funds to continue to implement our business plan during the next twelve months

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception to September 30, 2009. The Company has not realized economic production from its mineral properties as of September 30, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of September 30, 2009.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

October 21, 2009, the Company issued 12,000 common shares to Kouzelne Mesto Ltd., a company legally incorporated in the Czech Republic on April 18, 1995 and owned as to 100% by Geoffrey Armstrong, a Director of the Company. The shares were issued in accordance with Section 4(2) of the Securities Act of 1933 at a deemed price of $0.25 per share.

On November 2, 2009, the Company granted 230,000 restricted shares to AE Financial Management Ltd., a company owned as to 100% by Edward Low, an employee of the Company and an Affiliate by virtue of the fact that he is the beneficial owner of more than 10% of the Company’s issued stock.

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

Date:  November 12, 2009                                                              ELEMENT92 RESOURCES CORP.

                                                                                                            /s/ Geoffrey Armstrong

                                                                                                            President, Chief Executive Officer, Chief Financial Officer