Form 10-Q
period 2009-12-31
Element92 Resources Corp.
filed 2010-02-11
CIK 1438461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
_______________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

ELEMENT92 RESOURCES, CORP.
(Exact name of registrant as specified in Charter

WYOMING	333-152242	20-8531222
(State or other jurisdiction of	(Commission File No.)	(IRS Employee
incorporation or organization)		Identification No.)

2510 Warren Avenue, Cheyenne, Wyoming, 82001
(Address of Principal Executive Offices)

_______________
(518) 638-8192
(Issuer Telephone number)

_______________
(Former Name or Former Address if Changed Since Last Report)

ELEMENT92 RESOURCES CORP.
FORM 10-Q
December 31, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item	1	Financial Statements
		Balance Sheet F-1
		Statement of Operations F-2
		Statement of Stockholders Equity F-3
		Statement of Cash Flows F-4
		Notes to the Financial Statements F-5

Item	2	Management s Discussion and Analysis of Financial Condition
Item	3	Quantitative and Qualitative Disclosures About Market Risk
Item	4	Control and Procedures

PART II-- OTHER INFORMATION

Item	1	Legal Proceedings
Item	1A	Risk Factors
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds
Item	3	Defaults Upon Senior Securities
Item	4	Submission of Matters to a Vote of Security Holders
Item	5	Other Information
Item	6	Exhibits and Reports on Form 8-K

SIGNATURES

ELEMENT92 RESOURCES CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2009

ELEMENT92 RESOURCES CORP.
(An Exploration Stage Company)
BALANCE SHEETS
(UNAUDITED)

		Dec. 31 2009		Mar. 31, 2009
ASSETS				
Current Assets				
Cash and cash equivalents	$	230	$	5,890
Prepaid expenses		5,000		5,000
		5,230		10,890
	$	5,230	$	10,890
LIABILITIES				
Current Liabilities				
Due to related parties (Note 7)	$	31,746	$	197
		31,746		197
SHAREHOLDERS' EQUITY				
Common stock				
Authorized: 100,000,000 shares, par value $0.001;				
Issued and outstanding: 9,060,000 and 7,052,000 respectively		3,648		3,111
Additional paid-in capital		408,552		233,589
Deficit accumulated during the exploration stage		(438,716)		(226,007)
		(26,516)		10,693
	$	5,230	$	10,890

"Geoff Armstrong"
Director

"Daniel McKinney"
Director

F-1

4

ELEMENT92 RESOURCES CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008 AND FOR THE PERIOD SEPTEMBER 1, 2005 (DATE OF INCEPTION) TO DECEMBER 31, 2009
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended		September 1, 2005 (Date of Inception) to
	Dec. 31, 2009	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2008	Dec. 31, 2009
Administrative Expenses					
Bank charges and interest	$ 46	$ 3	$ 167	$ 3	$ 210
Consulting	64,500	3,000	185,500	9,000	237,000
Mineral property interests	-	15,000	-	80,000	138,047
Office expenses	433	100	529	475	1,180
Professional fees	1,955	2,720	20,901	12,070	53,635
Shareholder information	94	94	249	94	508
Transfer agent and regulatory fees	779	969	5,363	1,844	8,136
	67,807	21,886	212,709	103,486	438,716
Loss for the period	67,807	21,886	212,709	103,486	438,716
Deficit, beginning of period	370,909	205,437	226,007	123,837	-
Deficit, end of period	$ 438,716	$ 227,323	$ 438,716	$ 227,323	$ 438,716
Basic and diluted loss per share	$ 0.01	$ 0.00	$ 0.03	$ 0.00	
Weighted average number of shares issued and outstanding - basic and diluted	8,965,500	7,632,000	8,321,520	113,697,451	

F-2

5

ELEMENT92 RESOURCES CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008 AND FOR THE PERIOD SEPTEMBER 1, 2005 (DATE OF INCEPTION) TO DECEMBER 31, 2009
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended		September 1, 2005 (Date of Inception) to
	Dec. 31, 2009	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2008	Dec. 31, 2009
Cash flows from (used in) operating activities					
Loss for the period	$ (67,807)	$ (21,886)	$ (212,709)	$ (103,486)	$ (438,716)
Amounts not affecting cash					
Shares issued for debt and/or services	54,500	3,000	175,500	23,000	233,500
Adjustments to reconcile net loss to net cash used in operating activities:					-
Impairment of mineral property costs	-	-	-	50,000	100,000
Decrease in accounts payable and accrued liabilities	-	2,775	-	2,650	-
(Increase) decrease in prepaid expenses	-	-	-	-	(5,000)
Net cash used in operating activities	(13,307)	(16,111)	(37,209)	(27,836)	(110,216)
Cash flows from financing activities					
Advances from related party	11,549	(150)	31,549	(14,150)	31,746
Shares issued for cash	-	-	-	-	78,700
Net cash provided by financing activities	11,549	(150)	31,549	(14,150)	110,446
Increase (decrease) in cash and cash equivalents	(1,758)	(16,261)	(5,660)	(41,986)	230
Cash and cash equivalents, beginning of period	1,988	30,288	5,890	56,013	-
Cash and cash equivalents, end of period	$ 230	$ 14,027	$ 230	$ 14,027	$ 230

F-3

6

ELEMENT92 RESOURCES CORP.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD SEPTEMBER 1, 2005 (DATE OF INCEPTION) TO DECEMBER 31, 2009
(UNAUDITED)

	Number of Shares		Par Value		Additional Paid-In Capital		Deficit Accumulated During the Exploration Stage		Total
Balance, March 31, 2006	5,000,000	$	5	$	495	$	(500)	$	-
Issued for services @ $0.001	500,000		500		4,500		-		5,000
Issued for services @ $0.10	50,000		500		4,500				5,000
Issued for mineral interest @ $0.001	500,000		500		49,500		-		50,000
Net loss for the year	-		-		-		(62,833)		(62,833)
Balance, March 31, 2007	6,050,000		1,505		58,995		(63,333)		(2,833)
Issued for cash at $0.10	782,000		782		77,418		-		78,200
Issued for services @ $0.10	200,000		200		19,800		-		20,000
Issued for mineral interest @ $0.001	20,000		20		1,980		-		2,000
Net loss for the year	-		-		-		(60,504)		(60,504)
Balance, March 31, 2008	**7,052,000**		**2,507**		**158,193**		**(123,837)**		**36,863**
Issued for mineral interest @ $0.001	500,000		500		49,500		-		50,000
Issued for debt @ $0.25	104,000		104		25,896		-		26,000
Net loss for the period	-		-		-		(102,170)		(102,170)
Balance, March 31, 2009	7,656,000		3,111	$	233,589	$	(226,007)	$	10,693
Issued for services @ $0.25	442,000		442		80,058		-		80,500
Issued for services @ $0.10	950,000		95		94,905				95,000
Net loss for the period	-		-		-		(212,709)		(212,709)
Balance, December 31, 2009	9,048,000	$	3,648	$	408,552	$	(438,716)	$	(26,516)

F-4

7

ELEMENT92 RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009

1. NATURE OF OPERATIONS AND GOING CONCERN

The Company was incorporated on September 1, 2005 in the State of Wyoming under the name Ace Lock & Security, Inc. and on March 3, 2007 changed its name to Element92 Resources Corp. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ( SFAS ) No.7 Accounting and Reporting by Development Stage Enterprises . The Company s principal business plan is to acquire, explore and develop mineral properties and ultimately seek earnings by exploiting mineral claims.

The Company s major activities are the acquisition and exploration of mineral interests and the production there from. The recoverability of amounts shown for mineral interests and their related deferred exploration expenditures is dependent upon the discovery of economically recoverable reserves. The Company does not generate sufficient cash flow from operations to adequately fund its exploration activities, and has therefore relied principally upon the issuance of securities for financing. The Company intends to continue relying upon the issuance of securities to finance its operations and exploration activities to the extent such instruments are issuable under terms acceptable to the Company.

The Company s financial statements are presented on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of operations.

As at December 31, 2009, the Company has a working capital deficit of $26,516 and has incurred losses totaling $438,716. If future financing is unavailable, the Company may not be able to meet its ongoing obligations, in which case the realizable values of its assets may decline materially from current estimates. The Company plans to improve its financial condition by obtaining new financing.

2. SIGNIFICANT ACCOUNTING POLICIES

     a) Basis of Presentation

These financial statements and related notes are prepared in conformity with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company's fiscal year-end is March 31.

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
DECEMBER 31, 2009

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

The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

     e) Mineral Property Costs

The Company is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, Whether Mineral Rights Are Tangible or Intangible Assets. The Company assesses the carrying costs for impairment under SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

ELEMENT92 RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

     f) Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled 9,060,000 as at December 31, 2009 (7,656,000 as at March 31, 2009).

3. MINERAL INTERESTS

On March 30, 2007, the Company was granted an option to acquire a 100% interest in mineral claims located in the Huddersfield Township and Clapham Township, in the Province of Quebec, Canada. Under the terms of the option agreement, the Company was to make cash payments of US$45,000 in various stages as follows: US$10,000 on execution of option agreement (paid), US$15,000 on or before April 30, 2008 (paid); and US$20,000 on or before November 30, 2009. The Company was also to issue 1,500,000 shares in various stages as follows: 500,000 common shares upon execution of option agreement (issued), 500,000 common shares on or before April 30, 2008 (issued); and 500,000 common shares on or before November 30, 2009. As of December 15, 2009, following discussions between the Optionor and the Company and based on the progress of the Company, the Optionor has agreed to forgive both the outstanding cash payment of $20,000 and the issuance of the 500,000 shares. The Company must incur exploration expenditures of not less than US$10,000 or US$1,250 per claim on eight of its claims, on or before November 30, 2008 (completed) not less than $7,500 on the remaining six claims on or before February 28, 2010 and not less than US$21,000 on all fourteen claims on or before November 30, 2010,. Exploration expenditures incurred any date in excess of the minimum required to be incurred by such date to maintain the Option interest, shall carry forward to the following period. If any of the minimum exploration expenditures have not been incurred for the immediately preceding year, the Company may maintain its interest in the claims by paying the deficiency in cash to the Optionor within two months of the close of the period in which the deficiency occurred, and such payment shall be deemed to be exploration expenditures incurred by the Company for the purposes of the option agreement.

ELEMENT92 RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009

4. COMMON STOCK

The Company is currently authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. All shares have equal voting rights and have one vote per share. Voting are rights are not cumulative and, therefore, the holders of more than 50% of the common stock, if they choose to do so, elect all of the directors of the Company.

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

During the nine months ended December 31, 2009, the Company issued 12,000 shares at a deemed price of $0.25 to settle $3,000 of debt (due to an administrative error, shares to be issued for settlement of debt were not issued. The Company has rebooked the payable and decreased share capital). On July 30, 2009, the Company issued 950,000 shares, at a deemed price of $0.10 per share, for services rendered by a corporation held by a director of the Company. On September 15, 2009, the Company issued 200,000 shares, at a deemed price of $0.10 per share, for non-payment of advanced funds. On November 4, 2009, the Company issued 230,000 restricted shares to an employee and owner of more than 10% of the Company s issued and outstanding shares for services.

All shares were issued to directors of the Company.

As at December 31, 2009, the Company has not granted any incentive stock options

ELEMENT92 RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009

5. INCOME TAXES

A. Income Tax Provision

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% (2008 34%) to income before income taxes.

ELEMENT92 RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009

5 INCOME TAXES (Continued)

C. The Company has incurred operating losses of $438,716 which, if unutilized, will expire through to 2030. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

7. COMMITMENTS

On March 1, 2009, the Company entered into a consulting agreement with Capital Path Securities, LLC, ( CPS ) of Rocky Point, New York. CPS will be the Company s investment banker providing advice relating to corporate finance matters, developing a network of traders making markets in the Company s securities, presenting the Company to broker dealers interested in retailing the Company s securities, and other financial consulting and/or investment banking services as needed by the Company. Services are payable when rendered by CPS, a retainer of $5,000 has been paid to CPS. The retainer will be increased upon additional financing or generation of income.

ELEMENT92 RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009

7. COMMITMENTS (Continued)

On December 1, 2009, the Company reviewed the Executive Services Agreement (the Agreement ) dated February 28, 2007, between the Company and Geoffrey Armstrong, an Officer and Director of the Company (the Executive ). As of December 1, 2009, the Company has increased the monthly remuneration of the Executive to $5,000 per month and extended the Expiration Date of the Agreement from February 28, 2012 to February 28, 2014. Although Mr. Armstrong abstained from voting on the changes, the transaction cannot be considered as an arms length transaction.

On January 26, Daniel Mckinney, a Director of the Company, loaned the Company $2,000. This amount is in addition to previous loans totaling $21,500. These loans have not been repaid.

8. SUBSEQUENT EVENTS

On January 25, 2010, the Company announced that it had executed a sales and purchase agreement to acquire three gold mines in Shandong Province, China. The Company is acquiring the rights to control two producing gold mining properties and one gold deposit by the issuance of 90 million newly issued restricted shares. The closing is expected to occur on or before March 31, 2010. The agreement is between the Company and Tam Kam Ming together with Gold Vanguard Limited, owners of Joyous Fame International and its assets, which includes the mining properties.

Also on January 25, 2010, the Company signed a consulting agreement with Dennis E. Burns of Tiffen, Ohio, to provide investor relations services. Mr. Burns will work as an independent contractor. The agreement will terminate January 24, 2011. Compensation for Mr. Burns includes a monthly fee of $3,000, plus expenses, a grant of 200,000 restricted common shares issued at the signing of the agreement and a grant of an additional 300,000 restricted common shares following 120 days of satisfactory service. The agreement expressly states that Mr. Burns will not engage in any direct stock promotions.

On February 1, 2010, the Company filed a Schedule 14C Preliminary Information Statement pursuant to its decision to amend the Company s Articles of Amendment in order to increase the Company s authorized capital from 100,000,000 common shares to 1,000,000,000 common shares. The earliest date on which the amendment to our Articles of Incorporation may be affected is February 15, 2010.

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

The Company will continue to manage its operations and cash resources in a manner consistent with its expectation that it will be able to satisfy cash requirements through fiscal 2008. The main operating costs for the Company include:

1.	Required work program on 6 Claims minimum expenditure $1,250 per claim to be undertaken prior to February 27, 2010.

Our plan of operation for the twelve months following the date of this Form 10-Q filing is to complete the second stage of our exploration program prior to February 27, 2010 on the remaining 6 optioned mining claims. The work will consist of grid emplacement, concentrated geological mapping and sampling and geophysical surveys. We estimate that the cost of this program will be approximately $9,750.

There are no additional significant capital equipment purchases expected during the next 12 months. over and above planned requirements as currently comprised within the Company's business plan. The Company will add 2 part employees to managed the short term work program on the six claims noted above. We continue to seek a Joint Venture partner to assist is to explore and develop our claims.

The Company will undertake an additional equity offering within the next 12 months. In this case, the use of proceeds would center on the acceleration of work on the claims and meeting our general operating costs.

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

The Company recognized a net loss of $67,807 the period compared to $21,886 for the same period in 2008. From inception through December 31, 2009, the Company recognized a net less of $438,716.

Expenses for the quarter were comprised of costs associated professional service fees of $1,955, $433 for office expenses, transfer agent fees of $779, shareholder information fees of $94 and consulting fees of $64,500.

Capital Resources and Liquidity

As of December 31, 2009 we had $230 in cash and therefore we have limited capital resources and will rely upon the issuance of common stock to fund expenses including legal and auditing fees, exploration expenses, required payments for our claims and office expenses. Cash and cash equivalents from inception to date have not been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement our business plan during the next twelve months

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception to December 31, 2009. The Company has not realized economic production from its mineral properties as of December 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven reserves, or determining if the mineral properties can be mined economically. These financial statements do not include any adjustments that might result from the outcome of these uncertainties. \

Recent Accounting Pronouncements

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ( GAAP ). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates. The Company does not undertake any specific actions to limit those exposures.

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ( Exchange Act ), the Company carried out an evaluation, with the participation of the Company s management, including the Company s Chief Executive Officer ( CEO ) and Chief Accounting Officer ( CAO ) (the Company s principal financial and accounting officer), of the effectiveness of the Company s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company s CEO and CAO concluded that the Company s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC s rules and forms, and that such information is accumulated and communicated to the Company s management, including the Company s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company s internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

The Company s management, including the Company s CEO and CAO, does not expect that the Company s disclosure controls and procedures or the Company s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company s internal control over financial reporting was effective as of December 31, 2008.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 2, 2009, the Company issued 230,000 restricted common shares to AE Financial Management Ltd., for services, at a deemed price of $0.25 per share. AE Financial Management Ltd. is a British Columbia, Canada company owned as to 100% by Edward Low, an affiliate of the Company by virtue of the fact that he is the owner of more than 10% of the Company s issued stock. The shares were issued in accordance with Regulation S of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.
None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

     10.8     Sale and Purchase Agreement for 100% of the shares and assets of Joyous Fame International Limited dated January 25, 2010. (1)
     10.9     Consulting Agreement between the Company and Dennis Burns dated January 25, 2010. (filed herewith)
     31.1     Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
     32.1     Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(1) Incorporated by reference. Filed as an exhibit to the Company's Form 8-K dated January 27. 2010.

(b) Reports on Form 8-K

     On January 25, 2010, the Company filed a Current Report on Form 8-K (Entry into a Material Definitive Agreement) reporting that it had executed a sales & purchase agreement to acquire three gold mines in Shandong Province, China. The Company is acquiring the rights to control two producing gold mining properties and one gold deposit by the issuance of 90 million newly issued restricted shares. The closing will be reported by the Company upon completion. The agreement is between the Company and Tam Kam Ming together with Gold Vanguard Limited, owners of Joyous Fame International and its assets.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 10, 2010

ELEMENT92 RESOURCES CORP.

/s/ Geoffrey Armstrong
Geoffrey Armstrong
President, Chief Executive Officer, and Chief Financial Officer