Form 10-K
period 2010-03-31
Element92 Resources Corp.
filed 2010-06-29
CIK 1438461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended on March 31, 2010

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF

For the transition period from _________to _________

Commission file number  333-152242

ELEMENT92 RESOURCES, CORP.
(Exact name of registrant as specified in Charter

WYOMING	333-152242	20-8531222
(State or other jurisdiction of	(Commission File No.)	(IRS Employee Identification No.)
incorporation or organization)

2510 Warren Avenue, Cheyenne, Wyoming, 82001
 (Address of Principal Executive Offices)
_______________
(518) 633-4777
(Issuer Telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Common   Name of each exchange on which registered: OTC Bulletin Board

Securities registered pursuant to section 12(g) of the Act:

Common
 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [    ] No  [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  [    ]  No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [ X ]  No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  [    ]       Accelerated Filer   [    ]
Non-Accelerated Filer  Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes   [    ]    No  [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the registrant's common equity was last sold, as of June 22, 2010 was approximately $48,000,000.

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

Class: Common Stock, $0.001                                Outstanding as of June 22, 2010: 87,146,000

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this annual report under "Risk Factors".  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this annual report. Forward-looking statements in this annual report include, among others, statements regarding our capital needs; business plans; and expectations.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  Some of the risks and assumptions include: our need for additional financing, our limited operating history, our history of operating losses, our exploration activities may not result in commercially exploitable quantities of ore on our mineral property, the risks inherent in the exploration for minerals such as geologic formation, weather, accidents, equipment failures and governmental restrictions, the competitive environment in which we operate, changes in governmental regulation and administrative practices, our dependence on key personnel, conflicts of interest of our directors and officers, our ability to fully implement our business plan, our ability to effectively manage our growth, and other regulatory, legislative and judicial developments.

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf.  Important factors that you should also consider, include, but are not limited to, the factors discussed under "Risk Factors" in this annual report.

The forward-looking statements in this annual report are made as of the date of this annual report and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

AVAILABLE INFORMATION

Element92 Resources Corp. files annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission (the "SEC").  You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the SEC at the SEC's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  You can also obtain copies of our SEC filings by going to the SEC's website at http://www.sec.gov.

REFERENCES

As used in this annual report: (i) the terms "we", "us", "our", " Element92", "E92R"  and the "Company" mean Element92 Resources Corp. (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Securities Act" refers to the United States Securities Act of 1933, as amended; (iv) "Exchange Act" refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

Table of Contents

PART I

PART II

 PART III

Signatures	69
Exhibits	70

PART I

Item 1. Business.

We were incorporated in the State of Wyoming as a for-profit company on September 1, 2005 and established a fiscal year at the end of March 31. Element92 Resources Corp. was originally incorporated under the laws of the State of Wyoming as Ace Lock & Security. On March 5, 2007 we changed our name to Element92 Resources Corp. and increased our authorized capital to 100,000,000 common shares with par value of $0.001. On February 5, 2009 the Company received the trading symbol “ELRE” and was quoted on the OTC Bulletin Board. Element92 Resources Corp. On March 5, 2010, the Company’s Articles of Amendment, increasing our authorized capital to 1,000,000,000 common shares with par value of $0.001 were approved by the State of Wyoming. ("E92R" or the “Company”) is a start-up, exploration stage company engaged in the search for commercially viable minerals. The Company owns 14 uranium mineral claims located in Huddersfield Township and Clapham Township in the province of Quebec, Canada. These claims are located approximately 60 miles northwest of Ottawa, Ontario, Canada.

There is no assurance that a commercially viable mineral deposit exists on any the mineral claims upon which we own. Extensive exploration will be required before a final evaluation as to the economic and legal feasibility of the claims is determined. Economic feasibility refers to a formal evaluation completed by an engineer or geologist which confirms that the properties can be successfully operated as a mine. Legal feasibility refers to a formal survey of the claims boundaries to ensure that all discovered mineralization is contained within these boundaries

On January 25, 2010 the Company executed a sales and purchase agreement to acquire three gold mines in Shandong Province, China. On March 31, 2010 the Company executed a Revision Agreement which amended the above noted sales and purchase agreement. Based on its continuing due diligence, the Company decided to terminate the Wendeng mine acquisition. The parties agreed that proposed acquisition of the Wengdeng mine could be revisited at a later date. We are currently completing the due diligence on Wengdeng and are negotiation an acquisition. The agreement is between the Company and Tam Kam Ming together with Gold Vanguard Limited, oThe agreement is between the Company and Tam Kam Ming together with Gold Vanguard Limited, owners of Joyous Fame International and its assets. Pursuant to the terms of the original agreement, the Company was to pay a total of 90 million shares for the acquisition of the three mines. Upon execution of the revised agreement, that amount has been changed to 76,500,000 restricted common shares. Additionally, the closing of the Penglai (Huwei) and Roncheng acquisitions was extended by 60 days to May 31, 2010 in order to complete due diligence on the two remaining properties. On June 15, the Company finalized its full due diligence and the acquisition was completed.

On April 26, 2010, Element92 Resources Corp. (“E92R”) announced that it had executed a sales & purchase agreement to acquire a 51% interest in Legarleon Precious Metals, Ltd. (“LPM”), for two million shares. Legarleon is a Hong Kong company that owns a seat on The Chinese Gold & Silver Society Exchange based in Hong Kong. The Chinese Gold & Silver Society Exchange provides local and international investors with a gold market in which they can exploit gold as a vehicle of investment, speculation, hedging and arbitrage. On May 10, 2010, Element92 Resources Corp. and Legarleon Precious Metals, Ltd. amended the sales & purchase agreement. Instead of the 51% interest, E92R has acquired a 28% interest in LPM. E92R will consider acquiring the remaining 23% of the original agreement. The acquisition of the remaining 23% will be subject to approval by the Chinese Gold & Silver Society Exchange's Board. E92R has paid 1,098,000 restricted shares for the current 28% stake.

We will continue to be engaged in the acquisition and exploration of additional mineral properties with a view to exploit any mineral deposits we discover that demonstrate economic feasibility.

Website: www.yinfugold.com

Plan of Operation

Quebec Mining Claims

Our plan of operation is to conduct additional exploration work on the Quebec claims in order to ascertain whether they possess economic quantities of uranium or other minerals. There can be no assurance that economic mineral deposits or reserves exist on the claims until appropriate exploration work is done and an economic evaluation based on such work concludes that production of minerals from the property is economically feasible. Economic feasibility refers to an evaluation completed by an engineer or geologist whereby he or she analyses whether profitable mining operations can be undertaken on the property. Mineral property exploration is generally conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration.

Shandong Province Gold Mine Acquisitions

Minarco-MineConsult (“MMC”), a wholly owned subsidiary of Runge Limited, carried out site inspections of the properties via its Senior Chinese Geologists from February 2 to February 4, 2010. MMC has submitted a drilling and evaluation proposal to the Company for the Penglai mine to evaluate and prove possible gold reserves. The exploration drilling work required to confirm the resource includes 19 diamond drill holes totalling 8,070 meters of drilling. Based on standard Chinese drilling rates and the use of 4 drill rigs, it is estimated that the work can be completed in 2 to3 months at a cost of approximately RMB 5,100,000 (US$747,000). Further work required includes underground surveys and resample old workings to improve understanding of possible ore bodies.

It is our plan to review the mine and exploration properties to increase reserves, improve mining and milling efficiencies, gold recovery and output and to develop new resources within the exploration license. The planned exploration drilling work includes new diamond drill holes to delineate Vein Nos. 2 and 3 and improve confidence in mineral resources. It is expected that the program will include up to 19 holes totalling approximately 8,070 meters of drilling. Further work required includes underground surveys and re-sampling of old workings to further delineate the ore bodies.

Legarleon Precious Metals, Ltd Acquisition

E92R will consider acquiring the remaining 23% of the original agreement to bring the total of our interest in Legarleon Precious Metals, Ltd to 51%. The acquisition of the remaining 23% will be subject to approval by the Chinese Gold & Silver Society Exchange's Board.

Nuclear Power

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

Nuclear power provides energy independence and security of supply. France, with 60 million people, obtains 78% of its electricity from nuclear power. In Japan the figure is 30%.. Italy's 60 million people have no nuclear power and are the world's largest importers of electricity. (Source: www.iaea.org/NewsCenter/Statements/2007/ebsp2007n011.html (June 30, 2008))

The IAEA has increased its projection of world nuclear generating capacity. It now anticipates at least 60 new plants in the next 15 years, making 430 GWe (Gigawatts electricity) in place in 2020 - 130 GWe more than projected in 2000 and 16% more than actually operating in 2006. The change is based on plans and actions in a number of countries, including China, India, Russia, Finland and France, coupled with the changed outlook due to the Kyoto Protocol.

Mining Laws and Regulations in the People’s Republic of China

Laws and Regulations Relating to Mineral Resources

The “Mineral Resources Law of the People’s Republic of China” (the “Mineral Resources Law”) was promulgated by the Standing Committee of the National People’s Congress on March 19, 1986 and became effective on October 1, 1986.  On August 29, 1996 the Standing Committee of the National People’s Congress amended the Mineral Resources Law.  The amended Mineral Resources Law became effective on January 1, 1997.

The Mineral Resources Law and its implementation rules are as follows:

•
All mineral resources of the PRC, including such resources on the earth’s surface or underground, are owned by the State.  The State ownership of mineral resources shall remain unchanged notwithstanding that the ownership or the right to use the land to which such mineral resource are attached has been granted to a different entity or individual.

•
The Ministry of Land and Natural Resources (MOLAR) is responsible for the supervision and administration of the mining and exploration of mineral resources nationwide.  The geology and mineral resources departments of the PRC government of the respective provinces, autonomous regions and municipalities are responsible for the supervision and administration of the exploration, development and mining of mineral resources within their respective jurisdictions.

•
Enterprises engaged in the mining or exploration of mineral resources must obtain mining and exploration permits, as the case may be, which are transferable for consideration only in certain circumstances as provided under the PRC laws, subject to approval by relevant

•
administrative authorities. Furthermore, if mining activities involve gold resources, in accordance with the “Provisions on the Administration of Obtaining the Letter of Approval for the Mining of Gold Minerals”, promulgated by the National Development and Reform Commission on December 17, 2003 and became effective on January 1, 2004, the Gold Operating Permit must be obtained .  The maximum validity period of the initial term of a Gold Operating Permit for a gold mine having an ore processing capacity of more than 500 tons per day, an ore processing capacity ranging from 100 tons per day to 500 tons per day and an ore processing capacity of less than 100 tons per day shall be 15 years, 10 years and 5 years, respectively.

•
MOLAR and the Geological and Mineral Resources Department of the PRC government of the provinces, autonomous regions and municipalities authorized by MOLAR are responsible for the granting of exploration and mining permits.  Generally, holders of exploration permits and mining permits have those rights and obligations as prescribed by laws.

•	Anyone who exploits mineral resources must pay a resources tax and resources compensation levy in accordance with relevant regulations of the State.

The rights exercisable by the holder of an exploration permit include, among other things, the following:

1.	To carry out exploration in the designated area and within the prescribed time;
2.	To have access to the exploration area and its adjacent areas;
3.	To temporarily use the land in accordance with the needs of the exploration project;
4.
To have priority in obtaining the mining right of the mineral resources as specified in the exploration permit and the exploration right of other newly discovered minerals within the designated exploration area;

5.	Upon fulfillment of the prescribed minimum expenditure requirements, to transfer the exploration right to any third party upon government approval; and
6.	To sell the mineral products extracted from the surface of the land in the exploration area, except for those mineral products which are required by the State Council to be sold to designated units.

Meanwhile, the obligations of the holder of an exploration permit include, among other things, the following;

1.	To commence and complete the exploration work within the term of the exploration permit;
2.	To carry out the exploration work in accordance with the exploration plan and to ensure no occurrence of unauthorized mining activities;
3.	To carry out integrated exploration and assessment on the mineral resources; and
4.	To submit an exploration report regarding the mineral resources to the relevant government authority for approval.

The rights exercisable by the holder of a mining permit include, among other things, the following:

1.	To engage in mining activities in the designated area and within the prescribed time;
2.	To set up ore processing facilities and amenities with the designated area;
3.	To engage in exploration and production within the vicinity of the mine as set out in the mining permit;
4.	To sell the mineral products, except for those mineral products which are required by the State Council to be sold to designated units; and
5.	To acquire the land use rights attaching to the mine.

Meanwhile, the obligations of the holder of a mining permit include, among other things, the following;

1.	To carry out mining activities in the prescribed designated area and within the term of the mining permit;
2.	To effectively protect and reasonably extract the mineral resources and to integrate the use of the mineral resources;
3.	To pay resource tax and resources compensation levy; and
4.	To submit a report on the utilization of mineral resources to the relevant government authority.

Laws and Regulations Relating to Environmental Protection

The PRC government has formulated a comprehensive set of environmental protection laws and regulations that cover areas such as land rehabilitation, sewage discharge and waste disposal. The State Environmental Protection Administration Bureau regulates matters relating to environmental protection in the PRC and formulates the national standards on environmental quality and discharge of pollutants. The environmental protection departments at the county level or above are responsible for matters relating to environmental protection within their own jurisdictions.

The “Environmental Protection Law of the PRC” (“Environmental Protection Law”) and the “Administrative Regulations on Environmental Protection for Construction Projects” stipulate that prior to the construction of new production facilities or expansion or transformation of existing facilities that may cause a significant impact on the environment, a report on the environmental impact of the construction project shall be submitted to the relevant environmental protection authority. Newly constructed production facilities cannot operate until the relevant department is satisfied that such facilities are in compliance with all relevant environmental protection standards.

Pursuant to the “Mineral Resources Law”, “Land Administration Law of the PRC” and “Rules on Land Rehabilitation”, exploitation of mineral resources shall be conducted in compliance with the legal requirements on environmental protection so as to prevent environmental pollution. With respect to any damage caused to cultivated land, grassland or forest as a result of exploration or mining activities, mining enterprises shall restore the land to a state appropriate for use by reclamation, re-planting trees or grasses or such other measures as are appropriate to the local conditions. In the event that the mining enterprise is unable to rehabilitate or the rehabilitation does not comply with the relevant requirements, the mining enterprise shall pay a fee for land rehabilitation. Upon the closure of a mine, a report in relation to land rehabilitation and environmental protection shall be submitted for approval. Enterprises that fail to perform or satisfy the requirements on land rehabilitation will be penalized by the relevant land administration authority.

The penalties for breaches of the environmental protection laws vary from warnings, fines to administrative sanctions, depending on the degree of damage. Any entity whose construction projects fail to satisfy the requirements on pollution prevention may be ordered to suspend its production or operation and be subject to a fine. The person responsible for the entity may be subject to criminal liability for serious breaches resulting in significant damage to private or public property or personal death or injury.

Laws and Regulations relating to Production Safety

The PRC government has formulated a relatively comprehensive set of laws and regulations on production safety, including the “Law on Production Safety of the PRC”, the “Law on Mine Safety of the PRC” as well as “Regulations on Mine Safety” and “Regulations on the Monitoring of Mine Safety” promulgated by the State Council, which pertain to the mining, processing and smelting operation of the mining industry. The State Administration of Work Safety is responsible for the overall supervision and management of the production safety nationwide, while the departments in charge of production safety at the county level or above are responsible for the overall supervision and management of production safety within their own jurisdictions.

The PRC government implements a licensing system for production safety of mining enterprises under the “Regulations on Production Safety Permit”. No mining enterprise may engage in production activities without holding a valid Production Safety Permit. Enterprises which fail to fulfill the production safety conditions may not carry out any production activity. Mining enterprises which have obtained the Production Safety Permits shall not lower their production safety standards, and shall be subject to the supervision and inspection of the licensing authorities from time to time. If the licensing authorities are of the opinion that the mining enterprises do not fulfill the production safety requirements, may order it to rectify within a specified period. In the event that the production safety requirements are not fulfilled after the relevant specified period, the Production Safety Permits may be withheld or revoked.

Gold Market (Global and in the PRC)

Gold Market

Much of the information and charts have been source through compliments of the World Gold Council (“WGC”) and statistical information from Gold Field Mineral Services (“GFMS”).

Introduction

Gold is considered a precious metal and is primarily used in the fabrication of jewelry, coinage and as a means for monetary exchange.  The chemical symbol for gold is Au, derived from the Latin word for gold, Aurum. It is a naturally occurring element, with an atomic number of 79 and it is classified as a transitional metal in the Periodic Table. Among the unique physical and chemical properties of gold is that it does not corrode. Due to its superior electrical conductivity, resistance to corrosion, malleability and ductility, it is also an essential raw material in the production of electronics, such as computers and communications equipment. During times of uncertainty gold’s property of financial diversification gains momentum.

Pricing

Gold is openly traded in the over the counter “OTC” gold market and on various precious metal exchanges around the world. It is a very liquid commodity and trades in a very similar way to currencies such as US$/Yen and Euro/US$. The most significant markets are the London Bullion Market Association which provides twice daily reference or “Fixing“ prices and the COMEX /NYMEX commodities and futures exchange in New York. There is no single factor in determining the price of gold. There are a number of intricately moving parts that will determine the price including microeconomic issues (supply and demand fundamentals) and macroeconomic issues (interest rates, monetary supply, US$). One of the strongest correlations to the gold price is the value of the US$. Gold has historically demonstrated an inverse relationship to the US$. Over the past 10 years, the correlation of gold to the US$ Index, a trade weighted basket of non-US currencies, was about -0.50.

Other pricing considerations include trade deficits, inflation, monetary supply, long and short positions of funds and central bank sentiment.

Demand

Gold demand comes from three sources: jewelry, industry and investment. In the five years from 2005 through 2009, and according to GFMS annual demand for gold was about 3,600 tons on average. The primary source of demand comes from jewelry, accounting for 68% of total demand over the past five years. Investment demand, largely gold coins and bars and ETFs, accounted for 20% of aggregate demand during the same period. Industrial demand, which comprises electronics’ consumption as well as medical and dental uses, represented the remaining 12%.

Demand for gold is widely spread around the world. East Asia, the Indian sub-continent and the Middle East accounted for 70% of world demand in 2008. 55% of demand is attributable to just five countries - India, Italy, Turkey, USA and China, each market driven by a different set of socio-economic and cultural factors. Rapid demographic and other socio-economic changes in many of the key consuming nations are also likely to produce new patterns of demand.

Jewelry consistently accounts for over two-thirds of gold demand. In the 12 months ended to December 2008, this amounted to around US$61 billion, making jewelry one of the world's largest categories of consumer goods. In terms of retail value, the USA is the largest market for gold Jewelry whereas India is the largest consumer in volume terms, accounting for 24% of demand in 2008.

Indian gold demand is supported by cultural and religious traditions which are not directly linked to global economic trends.

It should be noted, however, that the economic crisis and the consequent recessionary pressures that developed over 2007 and 2008 had a significant negative impact on consumer spending and this, in turn, resulted in the reduced volume of jewelry sales, particularly in western markets.

Generally, jewelry demand is driven by a combination of affordability and desirability by consumers, and tends to rise during periods of price stability or gradually rising prices, and declines in periods of price volatility. A steadily rising price reinforces the inherent value of gold jewelry, which is an intrinsic part of its desirability. Jewelry consumption in the developing markets was, until fairly recently, expanding quite rapidly following a period of sustained decline, although recent economic distress may have stalled this growth. But several countries, including China, still offer clear and considerable potential for future growth in demand.

Investment demand

Because a significant portion of investment demand is transacted in the over-the-counter market, it is not easily measurable. However, there is no doubt that identifiable investment demand in gold has increased considerably in recent years. Since 2003 investment has represented the strongest source of growth in demand, with an increase in the last five years in value terms to the end of 2008 of around 412%. Investment attracted net inflows of approximately US$32 billion in 2008.

There are a wide range of reasons and motivations for people and institutions seeking to invest in gold. And, clearly, a positive price outlook, underpinned by expectations that the growth in demand for the precious metal will continue to outstrip that of supply, provides a solid rationale for investment. Of the other key drivers of investment demand, one common thread can be identified: all are rooted in gold's abilities to insure against uncertainty and instability and protect against risk.

Gold investment can take many forms, and some investors may choose to combine two or more of these for flexibility. The distinction between buying physical gold and gaining exposure to movements in the gold price is not always clear, especially since it is possible to invest in bullion without actually taking physical delivery in the form of EFT markets, OTC or futures contracts or certificates from banks.

Industrial demand

Industrial, medical and dental uses account for around 11% of gold demand (an annual average of over 440 tons from 2004 to 2008). Gold's high thermal and electrical conductivity, and its outstanding resistance to corrosion, explain why over half of all industrial demand arises from its use in electrical components. Gold's use in medical applications has a long history and today, various biomedical applications make use of its bio-compatibility, resistance to bacterial colonization and corrosion, and other attributes. Recent research has uncovered a number of new practical uses for gold, including its use as a catalyst in fuel cells, chemical processing and controlling pollution. The potential to use nanoparticles of gold in advanced electronics, glazing coatings, and cancer treatments are nes areas of scientific research

Supply

According to GFMS the annual gold supply of gold is about 3,500 tons per year of which roughly two thirds is from newly mined production (2,500 tons). The remainder comes in the form of Central bank sales and sales of recycled gold.

Mine production

Gold is produced from mines on every continent except Antarctica, where mining is forbidden. Operations range from the tiny to the enormous and there are several hundred operating gold mines worldwide (excluding mining at the very small-scale, artisanal and often ‘unofficial’ level). Today, the overall level of global mine production is relatively stable, averaging approximately 2,485 tons per year over the last five years. The majority of production comes from China, South Africa, USA, Australia and Canada. South Africa. South Africa typically was the world leader in mine production over the past 100 years however with depleting resources and increased cost of production to mine increasingly deeper deposits production has fallen from highs of 1,000 tons per year to currently around 230 tons. China is now the top producer at 314 tons per year.

New mines that are being developed are serving to replace current production, rather than to cause any significant expansion in the global total. The comparatively long lead times in gold production, with new mines often taking up to 10 years to come on stream, mean mining output is relatively inelastic and unable to react quickly to a change in price outlook. The incentives promised by a sustained price rally, as experienced by gold over the last seven years, are not therefore easily or rapidly translated into increased production.

Recycled gold (scrap)

Although gold mine production is relatively inelastic, recycled gold (or scrap) ensures there is a potential source of easily traded supply when needed, and this helps to stabilize the gold price. The value of gold means that it is economically viable to recover it from most of its uses; at least, that is, where it is in a form that is capable of being, if need be, extracted, then melted down, re-refined and reused. Between 2004 and 2008, recycled gold contributed an average 28% to annual supply flows.

Central banks

Central banks and supranational organizations (such as the International Monetary Fund) currently hold just under one-fifth of global above-ground stocks of gold as reserve assets (amounting to around 29,600 tons, dispersed across 110 organizations). On average, governments hold around 10% of their official reserves as gold, although the proportion varies country-by-country.

Although a number of central banks have increased their gold reserves in the past decade, the sector as a whole has typically been a net seller since 1989, contributing an average of 447 tons to annual supply flows between 2004 and 2008. Since 1999, the bulk of these sales have been regulated by the Central Bank Gold Sales Agreement (which have stabilized sales from 15 of the world's biggest holders of gold). Significantly, gold sales from official sector sources have been diminishing in recent years. Net central bank sales amounted to just 246 tons in 2008 and only 44 in 2009.

Gold production

The process of producing gold can be divided into six main phases: finding the ore body; creating access to the ore body; removing the ore by mining or breaking the ore body; transporting the broken material from the mining face to the plants for treatment; processing; and refining. This basic process applies to both underground and surface operations.

The world's principal gold refineries are based near major mining centers, or at major precious metals processing centers worldwide. In terms of capacity, the largest is the Rand Refinery in Germiston, South Africa. In terms of output, the largest is the Johnson Matthey refinery in Salt Lake City, USA.

Rather than buying the gold and then selling it onto the market later, the refiner typically takes a fee from the miner and the miner prices with a bullion bank based on the prevailing gold market. . Once refined, the bullion bars (with a purity of 99.5% or higher) are sold to bullion dealers who, in turn, trade with jewelry or electronics manufacturers or investors.

Chinese Gold Market

Gold plays a vital role in Chinese culture. The Chinese have a strong affinity to gold when compared with Western countries. Gold has been present in Chinese history since the time of the Han Dynasty and even today is regarded as a sign of prosperity, an ornament, a currency and an inherent part of Chinese religion. Weddings are important gold-buying occasions amongst the Chinese. Gold is also traditionally bought as a gift during the Chinese New Year.

Today, China is the second largest gold consumption market and the world’s largest producer. Gold demand from China’s two largest sectors, (jewelry and investment) reached a combined total of 423 tons in 2009. However, total domestic mine supply contributed only 314 tons during the same year. WGC studies indicate that in the long term, gold demand is likely to continue to accelerate, driven by investment demand in China, while current jewelry consumption is likely to continue to grow despite higher gold prices.

Gold could also gain further momentum from the liberalized Chinese gold market. The WGC believe that since the abolition of the ban on the private ownership of gold investment products in China, Chinese gold demand is catching up with Western consumption levels. This is because market liberalization tends to have a dramatic impact in a local market. In India, for example, its gold consumption more than doubled from around 300 tons in the early 1990s to over 700 tons at the end of 2008 when the liberalization process was in full swing.

Jewelry is by far the most dominant category of Chinese gold demand, accounting for almost 80% of all gold consumption in China in 2009. Chinese gold jewelry off-take increased 6% year-on-year to 347.1 tons in 2009 and China was the only country to experience an improvement in jewelry demand last year. WGC estimates that current per capita consumption of gold jewelry in China is around 0.26gram. This level is low when compared to countries with similar gold cultures.

China currently ranks fourth in annual retail investment demand in the world, behind Germany, the USA and Switzerland. Gold investment demand in China entered a new era with the opening of the Shanghai Gold Exchange in 2002. At the end of 2009, China’s net retail investment in gold totaled 80.5 tons, up 22% year-on-year. Chinese consumers are typically high savers and gold investment amongst private individuals in China is developing rapidly. Going forward, WGC believes that Chinese gold investment demand could be supported by higher wealth and incomes and near-term inflationary expectations. Total gold investment demand in China has grown in line with the country’s GDP and population since 2001 and this trend to be expected to continue in future. Gold’s lower comparative volatility and low to negative correlations with mainstream financial asset classes make it attractive as a risk management vehicle for both institutional and retail investors in China.

Chinese gold consumption in industrial applications has been steadily growing over the past ten years. Nevertheless, industrial demand for gold in China has lagged behind the Western world, but it is potentially a booming market in the future owing to the ongoing rise of Chinese living standards and China’s rise as the world’s manufacturing centre. Electronics continues to dominate the domestic industrial demand landscape. Over the medium term, industrial demand is likely to improve as global economic conditions and Chinese exports improve. Longer term, industrial demand for gold is likely to rise following the potential launch of gold auto catalysts to reduce carbon monoxide emissions, and growth in mobile phone usage which is set to multiply among an expanding Chinese middle class.

China is the sixth largest official holder of gold, after the USA, Germany, the IMF, Italy and France. The gold reserves of the People’s Bank of China, (“PBoC”) is 1.6% (low by international standards) where the majority of the country’s US$2.4 trillion in total foreign exchange reserve is held in US$ Treasuries. China’s foreign reserves are nearly two to 41 times the value of the G7 members’ total reserves at the end of 2009.

During the past decade, total Chinese gold mine output rose 84% and reached a new record in 2009 of 313.98 tons, according to China Gold Association (“CGA”). China is already the world’s biggest producer and second largest consumer of gold, but has only 4% of total global gold reserves, according to the US Geological Survey (USGS) in 2009. Assuming the USGS’ recent figures are correct, China may exhaust existing gold mines in six years. This could occur more rapidly if demand for gold in China experiences a sudden surge from current levels. However, China’s gold resources are still relatively undiscovered and could create new investment opportunities. WGC also found that the total cost of production in China has risen by more than 30% in the last six years as a result of higher input costs (such as energy and labor) and lower ore grades. Therefore, WGC believes that Chinese gold supply growth may be more challenging and is likely to decline unless there is further investment in the Chinese gold industry.

Recycled gold supply is a wildcard in China. However, WGC believes that Chinese consumers are in the process of accumulating gold, which suggests that they are less willing to sell back their holdings in response to higher gold prices. Although it is now eight years into the gold bull market, the Chinese gold industry is simply not responding fast enough to bring in new supply. These effects combined create a “snowball” effect in China whereby the domestic gold industry may not be able to catch up with the annual leap in local consumption. Each year, China’s demand for gold continues to grow, and the gap increases between new demand and new supply. China has recently provided strong support for global gold demand during a period of weakness in other parts of the world in the gold industry.

Market

Prior to 2002, the PRC gold market was under the control of the PRC government’s centralized purchase and allocation system. All gold reserves, as well as the sale, purchase and price of gold, were controlled by the PBOC. Jewelry manufacturing and sales were restricted to State-owned enterprises and foreign companies were prevented from participating in the local gold market. These restrictive practices resulted in limited production and consumption of gold within the PRC.

The PRC gold market has undergone significant reform over the last few years as China has deregulated the market in steps. One of these steps was to provide bullion licenses to the “Big 4” banks in China – Bank of China, the Industrial Commercial Bank of China, Agricultural Bank of China,  and China Construction Bank. This feature permitted these banks to import and export gold and to determine the price of gold in local terms as well as in dealings with international banks. Additional features of deregulation included: (i) the establishment of the SGE in 2002 to provide liquidity to producers and consumers in China and having the principal responsibility of supervising and coordinating the trade of all gold and other precious metals for its members within the PRC. and (ii) the grant of permission to private domestic and foreign companies to enter the gold jewelry business.

Gold trading on the Shanghai Gold Exchange

The SGE is a platform for trading gold bullion and gold coins in RMB. The price of gold traded on the SGE largely converges to the price of gold in international markets. The SGE is the only legal source of VAT-free gold. Gold trading on the SGE is at the standard purities of Au9999 and Au9995. The standard weights for gold bullion bars (and coins where relevant) are 50 grams, 100 grams, 1 kilogram, 3 kilograms and 12.5 kilograms, and the unit of quotation is RMB per gram. Pricing contracts are in spot and limited future delivery contracts.

Gold trading on the SGE is settled through designated settlement banks in the PRC. The current 162 members of the SGE include qualified financial institutions and corporations that produce, smelt, process, wholesale, import and export precious metals and associated products. Some of these entities are certified as standard gold bullion production enterprises.

Employees

Currently, our management team consists of four individuals: Daniel S. Mckinney: President, Chief Executive Officer, Secretary and Director, Wilson Huang Dong-sheng: Chairman and Director, Mervyn Cragg:  Chief Financial Officer and Alastair MacIntyre: Chief Operating Officer.

Item 1A. Risk Factors.

Risk Factors

An investment in our common shares involves a number of risks.  These risks include those described in this report and others we have not anticipated or discussed.  Before you purchase the Securities you should carefully consider the information about risks identified below, as well as the information about risks stated in other parts of this report and in our filings with the Commission that we have incorporated by reference in this report.  Any of the risks discussed below or elsewhere in this report or in our Commission filings, and other risks we have not anticipated or discussed, could have a material impact on our business, results of operations, and financial condition.  As a result, they could have an impact on our ability to pay any amounts due with respect to the Securities, or our stock price.

The Company’s future revenues will be derived from developing its exploration projects into commercially viable operations and expanding those existing mining operations within available capital resources.  There are numerous risks, known and unknown, that may prevent the Company from achieving its goals, including but not limited to, those described below.  Additional, unknown risks may also impair the Company’s financial performance and business operations.  The Company’s business, financial condition and/or the results of operations may be materially adversely affected by the nature and impact of these risks.  In such case, the market value of the Company’s securities could be detrimentally affected, and investors may lose part or all their investment.  Please refer to the information contained under “Business” in this report for further details pertaining to the Company’s business and financial condition.

Prior to investing in the shares, and assuming a market of these shares develops, an investor should consider carefully the following risks and highly speculative factors, which may affect our business. In analyzing this registration, prospective investors should carefully read and consider, among other factors that are explained below.

Risks Related to the Share Exchange

Acquisition of Rongcheng Longmao is still in process.

Yantai Muping is still in the process of acquiring Rongcheng Longmao.

The company understands from the original shareholders of Joyous Fame that the original shareholders of Rongcheng Longmao are willing to sell their entire equity interest to Yantai Muping.  The parties are in the course of finalizing the legal documentations and upon execution of the legal documentations; necessary filing will be made to the Administration of Industry and Commerce.

We cannot assure the completion and/or the approval of the acquisition of Rongcheng Longmao.

Registered capital of Penglai Yinfu has not been fully paid up.

The registered capital of Penglai Yinfu is US$9,980,000.  As of May 31, 2010, only HK$4,000,000 has been paid up.  According to the approval issued by the Bureau of Foreign Trade and Economic Cooperation of Penglai, the registered capital is required to be fully paid up in one installment within 6 months from its incorporation.  If the registered share capital has not been fully paid up in the prescribe period, the Administration of Industry and Commerce may:

a.	impose a fine of an amount equivalent to 5% to 15% of the unpaid registered capital; if the registered capital is still not paid, then,

b.	required the company to submit an application for reducing the registered capital and/ or extension of payment schedule; if there is no compliance still, then,

c.	impose a fine of an amount between RMB10,000 to RMB100,000, and

d.	deregister the company if the registered capital is not paid up within 2 years from the date of its incorporation.

As the 6 months period has lapsed, the original shareholders of Joyous Fame, Penglai Yinfu has applied to the Administration of Industry and Commerce to reduce the registered capital to HK$4,000,000 and is awaiting the approval.  Under the PRC law, prior to the full payment of registered capital, no dividend can be remitted out of the PRC.

Penglai Huwei has yet to obtain the Production Safety Permit, the Gold Operating Permit and the approval in relation to its environmental protection status.

As informed by the original shareholders of Joyous Fame, Penglai Huwei has applied for the Production Safety Permit and has received the preliminary approval comments from The State Administration of Work Safety.  As confirmed by our PRC legal adviser, Penglai Huwei will need to complete construction of its safety facilities within 2 years after the application for the Production Safety Permit has been made.  When the said construction has been completed, The State Administration of Work Safety will inspect the safety facilities and issue the Production Safety Permit if it thinks fit.  As informed by the original shareholders of Joyous Fame, the Gold Operating Permit can only be applied for after obtaining the Production Safety Permit.

Apart from the above, Penglai Huwei is still awaiting approval in relation to its environmental protection status by the Bureau of Environmental Protection of Penglai.

We cannot assure that Penglai Huwei will be able to obtain the Production Safety Permit, the Gold Operating Permit or the approval in relation to environmental protection.  Without any one of the above, Penglai Huwei will not be able to conduct mining work on the target mine.  The company will use its best endeavor to cooperate with the original shareholders of Joyous Fame to apply for the two permits and the environmental protection approval.

Risks Related to Our Business

Investment in our common stock involves very significant risks.

An investment in our common stock involves a number of very significant risks. You should carefully consider the following known material risks and uncertainties in addition to other information in this report in evaluating our Company and its business before purchasing shares of the Company's common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following known material risks. The risks described below are not the only ones facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

We will require additional financing in order to commence and sustain exploration.

We will require significant additional financing in order to maintain an exploration program and an assessment of any commercial viability of our mineral exploration properties. As our mineral exploration properties do not contain significant proven reserves under internationally recognized standard reporting requirements, we may not discover commercially exploitable quantities of ore on these properties that would enable us to enter into commercial production, achieve revenues, and recover the money we spend on exploration. Exploration activities on our mineral properties may not be commercially successful, which could lead us to abandon our plans to develop the property and its investments in exploration. Additionally, future cash flows and the availability of financing will be subject to a number of variables, including potential production and the market prices of uranium. Further, debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations.

We have just commenced the initial stages of exploration of our uranium claims in Quebec, Canada, and thus it is not possible to evaluate the likelihood whether we will be able to operate that part of our business successfully.

We were incorporated on September 1, 2005 and to date, have been involved primarily in organizational activities and obtaining our claims. As a result, there is only limited historical financial and operating information available on which to base your evaluation of our performance. We have not earned any revenues and we have never achieved profitability as of the date of this document. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success respecting our uranium claims in the Province of Quebec, Canada must be considered in the light of problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks our business will likely fail and you will lose your entire investment in this offering.

We have received a going concern opinion from our independent auditors report accompanying our March 31, 2009 financial statements.

The independent auditor's report accompanying our March 31, 2009 financial statements of the Company contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a ‘going concern,’” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business will be materially and adversely affected and our shareholders will lose their entire investment.

Furthermore, the independent auditor’s report accompanying the March 31, 2010 financial statements of Joyous Fame contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern as well.

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

If the initial results of an exploration program are satisfactory, we may try to enter a joint venture agreement with a partner for further exploration and possible production of our claims. We would face competition from other junior mineral resource exploration companies who have properties that they deem to be the most attractive in terms of potential return and investment cost. In addition, if we enter into a joint venture agreement, we would likely assign a percentage of our interest in the claims to the joint venture partner. If we are unable to enter into a joint venture agreement with a partner, we may fail and you will lose your entire investment in this offering.

Because of the speculative nature of mineral property exploration, there is substantial risk that no commercially exploitable minerals will be found on our claims in Quebec, Canada and that aspect of our business will fail.

Exploration for minerals is a speculative venture necessarily involving substantial risk. We can provide investors with no assurance that our claims located in the Province of Quebec Canada, will contain commercially exploitable reserves. The exploration work that we intend to conduct on the claims may not result in the discovery of commercial quantities of uranium or other minerals. Problems such as unusual and unexpected rock formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and you would lose your entire investment in this offering.

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

The potential profitability of mining properties is dependent upon many factors and risks beyond our control, including, but not limited to

•	unanticipated ground and water conditions and adverse claims to water rights;

•	geological problems;

•	metallurgical and other processing problems;

•	the occurrence of unusual weather or operating conditions and other force majeure events;

•	lower than expected ore grades;

•	accidents;

•	delays in the receipt of or failure to receive necessary government permits;

•	delays in transportation;

•	labor disputes;

•	government permit restrictions and regulation restrictions;

•	unavailability of materials and equipment; and

•	the failure of equipment or processes to operate in accordance with specifications or expectations.

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

Our operations are exposed to risks in relation to production safety and the occurrence of accidents, such as the mishandling of dangerous articles, and natural disasters.

As a gold mining company, we are subject to extensive laws, rules and regulations imposed by the PRC government regarding production safety. In particular, our exploration and mining operations involve the handling and storage of explosives and other dangerous articles. We will implement a set of guidelines and rules regarding the handling of such dangerous articles which comply with existing PRC laws, regulations and policies. We may experience in the future increased costs of production arising from compliance with production safety laws and regulations. The PRC government continues to strengthen the enforcement of safety regulations in relation to the mining industry. There can be no assurance that more stringent laws, regulations or policies regarding production safety will not be implemented or that the existing laws, regulations and policies will not be more stringently enforced. We may not be able to comply with all existing or future laws, regulations and policies in relation to production safety economically or at all. Should we fail to comply with any production safety laws or regulations, we would be required to rectify the production safety problems within a limited period. Failure to rectify any problem could lead to suspension of our operations. In addition, there can be no assurance that accidents arising from the mishandling of dangerous articles will not occur in the future. Should we fail to comply with any relevant laws, regulations or policies or should any accident occur as a result of the mishandling of dangerous articles, our business, reputation, financial condition and results of operations may be adversely affected, and we may be subject to penalties, civil liabilities or criminal liabilities.

We or our third-party contractors may encounter accidents, technical difficulties, mechanical failure or breakdown in the exploration, mining and production processes, as well as possible localized mud-slides, instability of the slopes, and subsidence of the working areas and the like due to natural disasters. There can be no assurance that accidents will not occur in the future. The occurrence of accidents may disrupt or result in a suspension of our operations, increase production costs, result in liability to us and harm our reputation. Such incidents may also result in a breach of the conditions of our mining permits and exploration permit, or any other consents, approvals or authorizations, which may result in fines and penalties or even possible revocation of our mining permits.

Our operations are exposed to risks in relation to environmental protection and rehabilitation.

Operations of mines are subject to environmental risks and hazards. Our production and operations are subject to laws, rules and regulations imposed by the PRC government regarding environmental matters, such as the treatment and discharge of hazardous wastes and materials and environmental rehabilitation. PRC laws and regulations set a series of standards for waste substances (such as waste water) that may be discharged into the environment, and impose fees for the discharge of such waste substances. In addition, we are required under current PRC laws and regulations to conduct our mining operations in a manner that minimizes the impact on the environment, such as through rehabilitation and revegetation of mined land. Environmental hazards may occur in connection with our operations as a result of human negligence, force majeure or otherwise. The occurrence of any environmental hazards may delay production, increase production costs, cause personal injuries or property damage, result in liability to us and/or damage our reputation. Such incidents may also result in a breach of the conditions of our mining permits and exploration permit, or other consents, approvals or authorizations, which may result in fines or penalties or even possible revocation of our mining permits and/or exploration permit.

In the future, we may experience increased costs of production arising from compliance with environmental laws and regulations. Moreover, the development of the Chinese economy and the improvements in the living standards of the population may lead to a heightened awareness of environmental protection. As a result, it is possible that more stringent environmental laws, regulations and policies may be implemented in the future, or the existing environmental laws, regulations and policies may be more strictly enforced. We may not always be able to comply with existing or future laws, regulations or policies in relation to environmental protection and rehabilitation economically or at all. Should we fail to comply with any such existing or future laws, regulations or policies, we may be subject to penalties and liabilities under PRC laws and regulations, including but not limited to warnings, fines, suspension of production and closure of the facility that fails to comply with the relevant environmental standards.

We may not be adequately insured against losses and liabilities arising from our operations.

We maintain work-related injury insurance for our employees to cover possible losses or costs resulting from accidents which occur to our employees, in accordance with the requirements of the relevant PRC laws and regulations relating to the work-related injury insurance.

According to the relevant PRC laws and regulations, we will be liable for losses and costs arising from accidents resulting from fault or omission on the part of us or our own employees. The relevant PRC laws and regulations do not require mining enterprises to obtain insurance for such liability, except in respect of work-related injuries which we have obtained for our employees.

According to the relevant PRC laws and regulations, we will be liable for losses and costs arising from fraud committed by, or omission of, our employees. We do not maintain insurance in respect of such losses or costs and, as a result, our financial condition could be materially or adversely affected if we become liable for losses and costs arising from fraud or omission on the part of an employee.

We have also maintained insurance coverage on mandatory social security insurance for our employees in accordance with the requirements of the relevant PRC laws and regulations.

Save those disclosed above, we have not maintained insurance coverage in respect of our operations. In line with the industry practice of the PRC mining companies, we do not maintain any business interruption insurance with respect to our operations, nor do we maintain any third-party liability insurance for property damage, personal injury or environmental damage arising from accidents in relation to our operations other than those caused by our transportation vehicles.

Due to the nature of our business, we handle highly flammable and explosive materials and operate under perilous conditions. We may experience accidents in the course of our operations which may cause significant property damage, personal injuries or other liabilities. Losses and liabilities incurred or payments we may be required to make, if not adequately insured against, could have a material adverse effect on our results of operations or otherwise materially disrupt our operations.

We do not maintain any insurance policy to cover possible loss, damage or costs resulting from fault or omission of third-party contractors. Our Directors are of the view that this is a common practice in the mining industry in the PRC. To mitigate the risk of any fault or omission arising from third-party contracts, we will ensure that no mining or exploration work will be undertaken by third-party contractors outside the contracting period.

We may not be able to maintain the provision of adequate and uninterrupted supplies of electricity, water, necessary raw materials, auxiliary materials, equipment and spare parts at favorable prices or at all.

Major auxiliary materials used in our production include forged steel grinding balls, chemical products, explosives, lubricating oil, electric wires and cables, rubber products and fuel. Electricity and water are the main utilities used in our exploration and mining. We obtain our electricity from the local power grid and our water supply from underground water. There can be no assurance that supplies of electricity, water, auxiliary materials, equipment or spare parts will not be interrupted or that their prices will not increase in the future. In the event that our existing suppliers cease to supply us with electricity, water, auxiliary materials, equipment or spare parts at existing or lower prices or at all, our financial condition and results of operations will be adversely affected. In addition, an interruption in electricity supply will materially and adversely affect our underground production and our safety by disrupting operations such as water pumping and ventilation.

Severe weather conditions could materially and adversely affect our business and results of operations.

Severe weather conditions, such as heavy rainfall, may require us to evacuate personnel or curtail operations and may result in damage to our mines, our equipment or our facilities, which could result in the temporary suspension of operations or a reduction in our productivity. During periods of curtailed activity due to adverse weather conditions, we may continue to incur operating expenses while production has slowed down or ceased altogether. Any damages to our projects or delays in our operations caused by severe weather could materially and adversely affect our business and results of operations.

Access to the claims may be restricted to the period between March and November of each year due to snow in the area. As a result, any attempts to visit, test, or explore the property may be limited to these months of the year when weather permits such activities. These limitations can result in delays in exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found. Such delays can result in our inability to meet deadlines for exploration expenditures as this could cause our business venture to fail and the loss of your entire investment in this offering unless we can meet deadlines.

Our mining operations have a finite life and eventual closure of these operations will entail costs and risks regarding ongoing monitoring, rehabilitation and compliance with environmental standards.

Despite our efforts in identifying and acquiring additional resources in the areas surrounding our existing mines and other regions in the PRC, our existing mining operations have a finite life and will eventually close. The key costs and risks for mine closures are (i) long-term management of permanent engineered structures and acid rock drainage; (ii) achievement of environmental closure standards; (iii) orderly retrenchment of employees and third-party contractors; and (iv) relinquishment of the site with associated permanent structures and community development infrastructure and programs to new owners.  The successful completion of these tasks is dependent on our ability to successfully implement negotiated agreements with the relevant government, community and employees. The consequences of a difficult closure range from increased closure costs and handover delays to ongoing environmental rehabilitation costs and damage to our reputation if desired outcomes cannot be achieved, which could materially and adversely affect our business and results of operations.

The mineral exploration and mining industry is highly competitive and there is no assurance that we will be successful in acquiring additional claims or leases.

The mineral exploration and mining industry is intensely competitive and we compete with other companies that have greater resources. Many of these companies not only explore for and produce minerals, but also market minerals on a regional, national or worldwide basis. These companies may be able to pay more for productive properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low mineral market prices. Our larger competitors may be able to absorb the burden of present and future federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover productive prospects in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing uranium properties.

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

If economic quantities of minerals are found on any lease owned by the Company in sufficient quantities to warrant mining operations, such mining operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Uranium mining operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of mining methods and equipment. Various permits from government bodies are required for mining operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus resulting in an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date, we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Our ability to function as an operating mining company is dependent on our ability to mine our properties at a profit.

Our ability to operate on a positive cash flow basis is dependent on mining sufficient quantities of minerals, including gold and uranium, at a profit sufficient to finance our operations and for the acquisition and development of additional mining properties.

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

Exploration of mineral properties is speculative in nature and requires capital expenditure and may be unsuccessful.

There is no assurance that our exploration activities will result in the discovery of mineable reserves.  If a viable deposit is discovered, it can take many years and considerable levels of capital expenditure from the initial phases of exploration until production commences and during this time the capital cost and economic feasibility may change.  Furthermore, actual results upon production may differ from those anticipated at the time of discovery.

The only market for uranium is nuclear power plants, and there are only a few customers.

With respect to the potential of our 14 uranium claims in Quebec, Canada, we are dependent on a small number of electric utilities that buy uranium for nuclear power plants. Because of the limited market for uranium, a reduction in purchases of newly-produced uranium by electric utilities for any reason (such as plant closings) would adversely affect the viability of our business.

The price of alternative energy sources affects the demand for and price of uranium.

The attractiveness of uranium as an alternative fuel to generate electricity is to some degree, dependent on the prices of oil, gas, coal and hydro-electricity and the possibility of developing other low cost sources for energy.

Public acceptance of nuclear energy is uncertain.

Maintaining the demand for uranium at current levels and future growth in demand will depend upon acceptance of nuclear technology as a means of generating electricity. Lack of public acceptance of nuclear technology would adversely affect the demand for nuclear power and increase the regulation of the nuclear power industry, all of which would have a serious deleterious effect on any potential of our 14 uranium claims in Quebec, Canada.

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

Our future mineral production, cash flow and income are dependent upon our ability to mine our current properties and acquire and develop reserves. There can be no assurance that our properties will be placed into production, other than those already therein, or that we will be able to continue to find and develop or acquire additional reserves.

Competition from better-capitalized companies affects prices and our ability to acquire properties and personnel.

There is global competition for uranium, capital, customers and the employment and retention or qualified personnel. In the production and marketing of uranium, there are about 15 major producing entities, some of which are government controlled and all of which are significantly larger and better capitalized than we are. We also compete with uranium recovered from the de-enrichment of highly enriched uranium obtained from the dismantlement of USA and Russian nuclear weapons and imports to the United States of uranium from the former Soviet Union.

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

The Company is a developing mining business and our limited operating history may not serve as an adequate basis to judge our future operating results and prospects.

Our business is still in an early stage of development and there is limited historical information available upon which to evaluate our business and prospects. Although we have been involved in the exploration of uranium, we have only just begun in the area of gold exploration and mining after the acquisition of the Joyous Fame group of companies.  Furthermore, our PRC incorporated mining company has only been in operation since February 4, 2008.  Therefore, our historical operating results are not indicative of the future operating results and prospects.  You should consider our business and prospects in light of the risks and uncertainties that we will face as a company developing and operating mining activities.

Costs associated with environmental liabilities and compliance are expected to increase with the increasing scale and scope of operations and we expect these costs may increase in the future.

While we believe that our operations comply, in all material respects, with all applicable environmental regulations, we are not currently fully insured against all possible risks, including but not limited to environmental risks.  Furthermore, some risks inherent in mining and exploration activities are not feasible and by their nature cannot be taken into account in insurance coverage and/or in risk assessment programs.

Any change to government regulation or administrative practices may have a negative impact on our ability to operate and potential profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the PRC, the USA or any other applicable jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter our ability to carry on business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

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

Risks Related to Conducting Operations in the PRC

The Company's activities may be subject to environmental and other industry regulations which could have an adverse effect on the financial condition of the Company.

The Company's activities are subject to environmental regulations promulgated by the PRC’s government agencies from time to time. Environmental legislation generally provides for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with certain mining industry operations, such as seepage from tailing disposal areas, which would result in environmental pollution. A breach of such legislation may result in imposition of fines and penalties. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental legislation in the PRC is evolving in a manner which means stricter standards and enforcement, fines and penalties for non-compliance are more stringent. Environmental assessments of projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with changes in governmental regulations could have an adverse effect on the financial condition of the Company.

The operations of the Company include exploration and development activities and commencement or continuation of production on its properties, require permits from various central and local governmental authorities and such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. Companies engaged in the development and operation of mines and related facilities can experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits.

Failure to comply with applicable laws, regulations, and permitting requirements may result in enforcement actions, including orders issued by governmental authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations and, in particular, environmental laws.

Restrictions on foreign investment in the PRC mining industry could materially and adversely affect our business and results of operating activities.

In the PRC, foreign companies have in the past been, and are currently, required to operate within a framework that is different from that imposed on domestic PRC companies. However, the PRC is opening up opportunities for foreign investment in mining projects and this process is expected to continue.  However, if the PRC Government were to reverse this trend, or imposed greater restrictions on foreign companies, or seek to nationalize our PRC operations, our business and results from operations would be materially affected.

There is no assurance that the Company can obtain or renew permits for exploration, mining or production at our Gold Mine properties or in respect of any precious metal properties we acquire in the future.

Under the Mineral Resources Law of the PRC, all mineral resources in the PRC are owned by the State.  Mining enterprises, including our PRC incorporated operating companies, must obtain exploration or mining permits prior to undertaking any exploration or mining activities, and the exploration and mining permits are limited to a specific geographic area and time period.  As a result, our mining and exploration activities are dependent on our ability to obtain the necessary exploration and mining permits from the relevant PRC authorities and to obtain necessary renewals of such permits when they expire.  Under the PRC laws and regulations, before a gold producing company can commence production, it must obtain among other things:

•	An approval of the relevant project evaluation application from the local development and reform bureau;
•	A production safety permit from the local administration of work safety;
•	An environmental protection permit from the local environmental protection department;
•	A state-owned land use certificate from the local land and resources department; and
•
A certificate of approval for storage of explosives and a certificate of approval for use of explosives.  In addition, employees responsible for handling explosives must obtain a certificate of safe keeping of explosive equipment from the local public security bureau.

Penglai Huwei currently holds a mining permit covering 0.224sq km expiring on January 22, 2015 and an exploration permit covering an area of 3.40 sq km which includes the 0.224 sq km covered in the mining permit.  The exploration permit has expired on March 31, 2010 and an application for renewal has been submitted to MOLAR.  Rongcheng Longmao currently holds an exploration permit covering 5.48 sq km expiring on September 30, 2011.

 At the expiry of our existing mining and exploration permits we intend to renew or in the case of the exploration permit, if required, upgrade to a mining permit upon completion of the exploration work and satisfaction at the findings in relevant feasibility study of mining. However, there can be no assurance that we will be able to renew our existing mining and exploration permits and/or obtain by upgrade our existing exploration permits into mining permits.  We intend to apply to the appropriate authorities for extensions of the appropriate permits and approvals. While the extensions of the licenses are generally successfully there can be no assurances that these permits and approvals will be extended. Additionally there can be no assurance that we will be able to obtain the approvals for properties that we seek for acquisition. If we are unable to obtain and /or renew existing permits upon their expiry, our business and results of the operating will be materially and adversely affected.

Over-reliance on two customers of Penglai Huwei.

Currently the main PRC operating subsidiary, Penglai Huwei, only has only dealt with two customers since it started trading in early 2008.  Whilst, there are many buyers of gold concentrate in the Province of Shandong, in the PRC, the company has only dealt with two.

Thus, we consider that the Company does have an over-reliance on these two customers and management will seek additional buyers of gold concentrate as production rises to reduce its dependence on its current customer base.

The Company faces the risk that changes in policies of the PRC Government could have a significant impact upon the business of the Company may be able to conduct in the PRC and the profitability of such business.

The PRC’s economy is in transition from a planned economy to a market oriented economy subject to five year and annual plans adopted by the government that meet national economic development goals.  Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy.  Under this direction, the Company believes that the PRC will continue to strengthen its economic and business relationships with foreign countries and the development of business within the PRC will follow market forces.  While the Company believes that this trend will continue, there can be no assurance that this will be the case. A change in policies by the PRC government could adversely affect the Company’s interests by, Among other factors, changes in laws, regulations, or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports, terms of granting and renewal of mining and exploration licenses, sources of supplies, or the expropriation or nationalization of private enterprises.  Although the PRC government has been pursuing economic reform policies for the last 20 plus years, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC’s political, economic and social life.

The Company could be negatively affected by changes and uncertainties in the PRC legal system.

The PRC legal system is based on the civil law system and as such prior legal decisions and judgments have limited significance of guidance.  The PRC is still in the process of developing a comprehensive statutory framework.  Over the past 20 years, the PRC government has been establishing a commercial legal system, and has made significant progress in promulgating laws and regulations relating to economic affairs and matters such as corporate organization and governance, foreign investment, commerce, trade and taxation.  However, many of these laws and regulations remain uncertain in many areas.  In addition, the PRC legal system is based part on government policies and administrative rules that may have a retroactive effect.  Thus, there is no assurance that we will be able to comply with any new PRC laws, regulations, policies and requirements applicable to the mining industry or any changes in existing laws, regulations, policies, standards and requirements economically or at all. Any litigation or regulatory enforcement actions in the PRC may be protracted and could result in substantial costs and diversion of resources and management attention.  Further, any such new PRC laws, regulations, policies, standards and requirements or any such change in existing laws, regulations, policies, standards and requirement may also constrain our future expansion plans and adversely affect our profitability.

The Company is subject to a variety of approval requirements at the Chinese central, provincial and local government levels and, in practice, there is some uncertainty surrounding which approvals are actually required to conduct certain mining and exploration activities in various parts of China.

In the PRC, two levels of government primarily deal with the approval of the establishment of a foreign-invested joint venture in mineral exploration and mining (“Mining JV”): the central and the local (e.g., provincial or municipal). China’s Ministry of Commerce (“MOFCOM”) is the central-government-level ministry in charge of reviewing and approving the establishment of Mining JVs. Applications must be submitted to MOFCOM’s local-level counterparts for upward submission to MOFCOM. However, in practice, many provincial bureaus of commerce, claim final approval authority and do not forward applications to MOFCOM. To our knowledge, MOFCOM is aware of this practice but has not taken any steps to intervene or take action against mining operations which have been approved only at the provincial level.

The dividends we receive from our PRC subsidiaries and our global income may be subject to PRC tax under the newly enacted PRC Enterprise Income Tax Law, which would have a material adverse effect on our business.

The Registrant is incorporated under the laws the State of Wyoming and indirectly hold interests in our PRC subsidiaries. As foreign legal persons, dividends derived from our business operations in the PRC are currently not subject to income tax under PRC law. However, we cannot assure you that such dividends will continue to be exempt from PRC income tax. A new law, the PRC Enterprise Income Tax Law and its implementation rules were recently enacted and became effective on 1 January 2008. Under this law and its implementation rules, if we are deemed to be a non-PRC tax resident enterprise without an office or premises in the PRC, a withholding tax at the rate of 10% will be applicable to any dividends paid to us by our PRC incorporated subsidiaries, unless we are entitled to reduction or elimination of such tax, including by tax treaties.

In addition, the new laws provide that, if an enterprise incorporated outside the PRC has its ‘‘de facto management organization’’ located within the PRC, such enterprise may be recognized as a PRC tax resident enterprise and thus may be subject to enterprise income tax at the rate of 25% on its worldwide income. Substantially all members of our management are located in the PRC. We may therefore be deemed a PRC tax resident enterprise and therefore subject to an enterprise income tax rate of 25% on our worldwide income (including dividend income received from our subsidiaries) which excluded the dividends received directly from another PRC tax resident. As a result of these changes described above, our historical operating results will not be indicative of our operating results for future periods and the value of our Shares could be adversely affected.

Dividends payable by us to our foreign investors and gain on the sale of our Shares may become subject to taxes under PRC tax laws.

Under the PRC Enterprise Income Tax Law and its implementation rules issued by the State Council, PRC income tax at the rate of 10% is applicable to dividends payable to investors that are ‘‘non-resident enterprises’’, which do not have an establishment or place of business in the PRC, or which have such establishment or place of business but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends have their sources within the PRC. Similarly, any gain realized on the transfer of Shares by such investors is also subject to 10% PRC income tax if such gain is regarded as income derived from sources within the PRC. If we are considered a PRC ‘‘resident enterprise’’, it is unclear whether dividends we pay with respect to our Shares, or the gain our shareholders may realize from the transfer of our Shares, would be treated as income derived from sources within the PRC and be subject to PRC tax. If we are required under the PRC Enterprise Income Tax Law to withhold PRC income tax on dividends payable to our non-PRC investors that are ‘‘non-resident enterprises’’, or if our shareholders are required to pay PRC income tax on the transfer of our Shares, the value of our shareholders’ investment in our Shares may be materially and adversely affected.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country.  Rapid economic growth can lead to growth in the money supply and rising inflation.  If prices of supplies and labor increase ignificantly above the rate of growth of the price of gold, this will have a material effect on the Company’s profitability.  In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions in bank lending through increased capital requirements.  Such restrictions including the possibility of the PRC central government to impose raises in interest rates will likely slow economic activity in the PRC which could in turn materially increase the Company’s costs and reduce profitability.

Fluctuation in the value of the RMB may have a material adverse effect on your investment.

The change in value of the RMB against the US$ and other currencies is affected by, among other things, changes in China’s political and economic conditions. On July 21, 2005, the Chinese government changed its decade-old policy of pegging the value of the RMB to the US$. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an appreciation of RMB against US$, which is continuing. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the Chinese government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the US$. As a portion of our costs and expenses is denominated in RMB, the revaluation in July 2005 and potential future revaluation has and could further increase our costs. In addition, as we rely entirely on dividends paid to us by our operating subsidiaries, any significant revaluation of the RMB may have a material adverse effect on our revenues and financial condition, and the value of, and any of our dividends payable on our ordinary shares in foreign currency terms. For example, to the extent that we need to convert US$’s we receive from this offering into RMB for our operations, appreciation of the RMB against the US$ would have an adverse effect on the RMB amount we receive from the conversion. Conversely, if we decide to convert our RMB into US$’s for the purpose of making payments for dividends on our ordinary shares or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the US$ amount available to us.

Government control of currency conversion and changes in the exchange rate between the RMB and other currencies could negatively affect the Company’s financial condition, operations and ability to pay dividends.

RMB is currently not a freely convertible currency.  The Company will receive all its revenues in RMB and will need to convert RMB into foreign currency for payment of dividends and/or to fund the operations of the Company outside the PRC. Under the PRC’s existing foreign exchange regulations, we are able to pay dividends in foreign currencies, without prior approval from the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, we cannot assure you that that the PRC’s government will not take further measures in the future to restrict access to foreign currencies for current account transactions.

Dividends payable by the PRC wholly-owned foreign enterprise to the Company’s foreign investors and gain on the sale of our Stock and Shares may become subject to taxes under PRC tax laws.

Under the PRC Enterprise Income Tax Law and its regulations, the Company is deemed to be a non-PRC resident enterprise without an office or premises the PRC and as such a withholding tax at a rates of 10% will be applicable to any dividends paid to the Company by our PRC incorporated subsidiaries, unless the Company can be structured to be entitled to a reduction or elimination of such taxes through tax treaties.

Competition may have an impact on the Company's ability to acquire attractive future precious metals properties, which may have an adverse impact on the company's operations.

Significant and increasing competition exists for the limited number of precious metals acquisition opportunities available. As a result of this competition, some of which is with large established mining companies with substantial capabilities and greater financial and technical resources than the Company, the Company may be unable to acquire attractive precious metals properties on terms it considers acceptable. Accordingly, there can be no assurance that any exploration program intended by the Company on properties it intends to acquire will yield any reserves or result in any commercial mining operation.

Downward fluctuations in precious metal prices may severely reduce the value of the Company.

The Company is required to sell its concentrate in the local PRC market in RMB.  However, the domestic gold price (which is expressed in RMB) moves in line with global gold prices (which are typically expressed in US dollars).  Thus, the Company has no control over the fluctuations in the prices of precious metals.  A significant decline in such prices would severely reduce the value of the Company.

The Chinese gold market is regulated and sales are limited to spot and short term futures contracts and is therefore unable to hedge the forward or future price of gold beyond its normal sales contracts to our customers or short term positions on local exchanges.

Due to the Company’s inability to hedge the price of gold in US$ as all gold concentrate must be sold locally and in RMB we are unable to participate in long term forward prices of gold other than through long term sales to our customers.  Furthermore, any gold concentrate product in the PRC is unable to be sold outside of the country.  Thus, we are unable to take participate in forward long term prices.

The Company’s current tax status in the PRC is uncertain.

The Company’s operating subsidiaries in the PRC are subject to, among other things, corporate income tax, resource tax, VAT, city maintenance and construction tax, education surcharge and property tax under the PRC laws and regulations.  Although gold is exempted from VAT, silver and other by-products produced and sold in the PRC are subject to VAT.  The resource tax rates vary from one province and mine to another are based on gold ore mined.   Most of our PRC incorporated operating companies have only been started operations and thus, have not yet been assessed for overall taxes.  Once such assessments have been made, the impact on their financial performance may be negative. Furthermore, once such assessments have been made there is no assurance that the PRC government will not raise the rates or resources tax or other taxes in the future.  Any increase is such taxes will have an adverse impact on the operating performance of the PRC incorporated subsidiaries.

The Company may have difficulty establishing adequate management, legal and financial controls in the PRC, which could impair our planning process and make it difficult to provide accurate reports of our operating results.

The PRC historically has not adopted a western style of management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems.  Although we will be required to implement internal controls, the Company may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC.  As a result of these factors, the

Company may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account, corporate records and instituting business practices that meet western standards; making it difficult for management to forecast its needs and to present the results of our operations accurately at all times. If we are unable o establish the required controls, market makers may be reluctant to make a market in our stock and investors may be reluctant to purchase our stock, which would make it difficult for you to sell any shares of common stock that you may own or acquire.

The application of PRC regulations relating to the overseas listing of PRC domestic companies is uncertain, and we may be subject to penalties for failing to request approval of the PRC authorities prior to listing our shares in the U.S.

On August 8, 2006, six PRC government agencies, namely, MOFCOM, SAIC, CSRC, SAFE, the State Assets Supervision and Administration Commission, and the State Administration for Taxation, jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “ New M&A Rules ”), which became effective on September 8, 2006. The New M&A Rules purport, among other things, to require offshore “special purpose vehicles”, that are (1) formed for the purpose of overseas listing of the equity interests of PRC companies via acquisition and (2) are controlled directly or indirectly by PRC companies and/or PRC individuals, to obtain the approval of the CSRC prior to the listing and trading of their securities on overseas stock exchanges. On September 21, 2006, pursuant to the New M&A Rules and other PRC Laws, the CSRC published on its official website relevant guidance with respect to the listing and trading of PRC domestic enterprises’ securities on overseas stock exchanges (the “ Related Clarifications ”), including a list of application materials regarding the listing on overseas stock exchange by special purpose vehicles. We were and are not required to obtain the approval of CSRC under the New M&A Rules in connection with this transaction due to that New M/A Rules is subject to non-foreign invested enterprises or domestic Chinese enterprises only. Conversion of SCAC from a joint venture to a wholly foreign owned enterprise was and is not subject to the New M&A Rules in accordance with Rule 52 of the New M&A Rules and Guidance Manual on Administration of Entry of Foreign Investment issued by the Department of Foreign Investment Administration of the MOFCOM in December 2008.

However, there are substantial uncertainties regarding the interpretation, application and enforcement of these rules, and CSRC has yet to promulgate any written provisions or formally to declare or state whether the overseas listing of a PRC-related company structured similar to ours is subject to the approval of CSRC. Any violation of these rules could result in fines and other penalties on our operations in China, restrictions or limitations on remitting dividends outside of China, and other forms of sanctions that may cause a material and adverse effect to our business, operations and financial conditions.

The new mergers and acquisitions regulations also established additional procedures and requirements that are expected to make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the Ministry of Commerce be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise that owns well-known trademarks or China’s traditional brands. We may grow our business in part by acquiring other businesses. Complying with the requirements of the new mergers and acquisitions regulations in completing this type of transactions could be time-consuming, and any required approval processes, including CSRC approval, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

Regulations relating to offshore investment activities by PRC residents may limit our ability to acquire PRC companies and could adversely affect our business.

In October 2005, the PRC State Administration of Foreign Exchange (“SAFE”) issued the “Notice on Relevant Issues in the Foreign Exchange Control over Financing and Round-Trip Investment through Special Purpose Vehicles by Residents Inside China”, generally referred to as Circular 75. The policy announced in this notice required PRC residents to register with the relevant SAFE branch before establishing or acquiring control controlling over an offshore special purpose vehicles, or SPVs, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in May 2007 (known as Notice 106), expanded the reach of Circular 75. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have requested our shareholders who are PRC residents to make the necessary applications, filings and amendments as required under Circular 75 and other related rules. We attempt to comply, and attempt to ensure that our shareholders who are subject to these rules comply, with the relevant requirements. However, we cannot provide any assurances that all of our shareholders who are PRC residents will comply with our request to make or obtain any applicable registrations or comply with other requirements required by Circular 75 or other related rule

Capital outflow policies in the PRC may hamper our ability to remit income to the U.S.

The PRC has adopted currency and capital transfer regulations. These regulations may require that we comply with complex regulations for the movement of capital and as a result we may not be able to remit all income earned and proceeds received in connection with our operations or from the sale of our operating subsidiary to the U.S. or to our stockholders.

Our operations and assets in the PRC are subject to significant political and economic uncertainties.

Government policies are subject to rapid change and the government of the China may adopt policies which have the effect of hindering private economic activity and greater economic decentralization. There is no assurance that the government of the China will not significantly alter its policies from time to time without notice in a manner with reduces or eliminates any benefits from its present policies of economic reform. In addition, a substantial portion of productive assets in China remains government-owned. For instance, all lands are state owned and leased to business entities or individuals through governmental granting of state-owned land use rights. The granting process is typically based on government policies at the time of granting, which could be lengthy and complex. This process may adversely affect our business. The government of China also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures. In addition, changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency, the nationalization or other expropriation of private enterprises, as well as adverse changes in the political, economic or social conditions in

China, could have a material adverse effect on our business, results of operations and financial condition.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

The Company currently relies on certain key individuals located in Hong Kong and the PRC and the loss of one of these certain key individuals could have an adverse effect on the Company.

The Company's success depends to a certain degree upon certain key members of the management. These individuals are a significant factor in the Company's growth and success. The loss of the service of members of the management could have a material adverse effect on the Company. In particular, the success of the Company is highly dependent upon the efforts of the incoming Chairman, Wilson Huang Dong-sheng, President & CEO, Daniel S. Mckinney, our CFO Mervyn R. Cragg and our COO, Alastair McIntyre, the loss of whose services would have a material adverse effect on the success and development of the Company.

Because the Company’s principal assets are located outside of the U.S. and all the Company’s directors and executive officers reside outside the United States, it may be difficult for investors to enforce their rights based on U.S. federal securities laws against the Company and the Company’s executive officers and directors in the U.S. or enforce U.S. court judgment against the Company or them in Hong Kong and the PRC.

All of the Company’s directors and executive officers reside outside the U.S.  In addition, two of the Company’s major operating companies, Penglai Huwei and Rongcheng Longmao are located in the PRC and substantially all of its assets are located outside of the United States; it may therefore be difficult for investors in the U.S. to enforce their legal rights based on the civil liability provisions of the securities laws against the Company in the courts of the U.S. or the PRC and even if civil judgments are obtained in the U.S. courts, to enforce those judgments in the PRC courts.

Any recurrence of severe acute respiratory syndrome, or SARS or another widespread public health problem could adversely affect the Company’s operations.

A renewed outbreak of SARS or another widespread public health problem in the PRC, such as flu, where most of the Company’s revenue is derived, could have an adverse effect on the Company’s operations.  The Company’s operations may be impacted by a number of health-related quarantines or closures of some of its mine sites that would adversely disrupt the Company’s operations.  Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect the Company’s operations.

Risks Related to Share Exchange and the Company’s Common Stock

The trading price of our common stock in a public market may fluctuate significantly and stockholders may have difficulty reselling their shares.

Additional issuances of equity securities may result in dilution to our existing stockholders. Our Articles of Incorporation authorize the issuance of 1,000,000,000 shares of common stock.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which:

•	Sets forth the basis on which the broker or dealer made the suitability determination; and

•	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

87.78% of our shares of Common Stock will be controlled by Directors and Executive Officers of the Company once the Share Exchange is complete.

Approximately 87.78% of our Common Shares is controlled by two officers (Messrs. Huang and Cragg) of the Company and as such own the majority of the Company’s common stock. The interests of the Company’s executive officers may differ from the interests of other stockholders.  As a result, the executive officers will have the right and ability to control virtually all corporate actions requiring shareholder approval, irrespective of how the Company’s other stockholders may vote including the following actions:

•	Electing or defeating the election of directors;
•	Amending or preventing amendment of the Company’s Certificate of Incorporation or By-laws;
•	Effecting or preventing a merger, sale of assets or other corporate transaction; and
•	Controlling the outcome of any other matter submitted to the stockholders for vote.

The Company’s executive officers and directors’ stock ownership may discourage a potential acquirer from seeking to acquire shares in the Company’s common stock or otherwise attempting to obtain control of the Company, which in turn could reduce the Company’s stock price or prevent the Company’s stockholders from realizing a premium over the Company’s stock price.

Furthermore, should the Company proceed with the acquisition on the Wengdeng producing gold mine and processing plant in the future, these two officers (Messrs. Huang and Cragg) will increase the number of Common Shares they hold in our Company.

Even taking into account the limitations of Rule 144, the future sales of restricted shares could have a depressive effect on the market price of the Company’s securities in any market, which may develop.

The 87,146,000 shares of Common Stock presently issued and outstanding, as of the date hereof, are “restricted securities” as that term is defined under the Securities Act of 1933, as amended, (the “Securities Act”) and in the future may be sold in compliance with Rule 144 of the Securities Act, or pursuant to a Registration Statement filed under the Securities Act. Rule 144 provides, in essence, that a person, who has not been an affiliate of the issuer for the past 90 days and has held restricted securities for six months of an issuer that has been reporting for a period of at least 90 days, may sell those securities so long as the Company is current in its reporting obligations.  After one year, non-affiliates are permitted to sell their restricted securities freely without being subject to any other Rule 144 condition.  Sales of restricted shares by our affiliates who have held the shares for six months are limited to an amount equal to one percent (1%) of the Company’s outstanding Common stock that may be sold in any three-month period. After the closing, unregistered holders of the restricted shares may each sell approximately 871,460 shares during any ninety (90) day period after they have held the shares for at least six months. Additionally, Rule 144 requires that an issuer of securities make available adequate current public information with respect to the issuer. Such information is deemed available if the issuer satisfies the reporting requirements of sections 13 or 15(d) of the Securities Exchange Act of 1934 (the “Securities Exchange Act”) or of Rule 15c2-11 thereunder.  Sales under Rule 144 or pursuant to a Registration Statement may have a depressive effect on the market price of our securities in any market, which may develop for such shares.

If the selling shareholders sell a large number of shares all at once or in blocks, the value of our shares would most likely decline.

The Company has 87,146,000 shares of Common Stock outstanding as of June 22, 2010, of which 7,106,000 are freely tradable. The availability for sale of such a large number of shares may depress the market price for our Common Stock and impair our ability to raise additional capital through the public sale of Common Stock. A decline in the future price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTY

The Company holds the rights to 14 uranium mineral claims located in Huddersfield Township and Clapham Township in the Province of Quebec, Canada. These claims are located 60 miles north west of Ottawa Ontario.

The Company holds permit rights to two gold mining projects in China: the Penglai (Huwei) producing gold mine, and the Roncheng gold deposit in Shandong Province of China.

The Penglai Gold Mine and Processing Plant are located 70 km northwest of Yantai City in the Province of Shandong in the PRC. The access to the property is by a good cement road. The mining permit was granted by the authorities at the end of 2009. The registered area is 0.2224 sq km existing in an exploration permit area of 3.4 sq km. In the Penglai exploration area, there are 4 mineralized veins under active development (No. 1, No .2, No. 3 and No. 4). Veins No.1 and No. 3 have small scale excavation on the surface however; Vein No. 2 is the vein with the most active work.  Vein No. 4 was previously worked by an earlier owner however they did not exploit the mineralization to its full potential. As a result, this vein is being re-examined for further potential.

ITEM 3. LEGAL PROCEEDINGS.

Neither the Company nor any of its officers are involved in or contemplating any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During our fiscal year ended March 31, 2010, the Company’s Articles of Amendment, increasing our authorized capital to 1,000,000,000 common shares with par value of $0.001 were approved by the State of Wyoming. The change in Authorized Share Capital was accomplished through the adoption of a resolution, by the Company’s, majority shareholders, who held, as of the date of the vote, 8,236,000 common shares, or approximately 91.01%, of the then issued common stock, which authorized Element92 Resources Corp. to complete the change in authorized capital.

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

	HIGH	LOW

02/01/2009 – 03/31/2009	$0.10	$0.10

04/01/2009 – 06/30/2009	$0.10	$0.10

07/01/2009 – 09/30/2009	$0.10	$0.10

11/01/2009 - 12/31/2009	$0.15	$0.10

01/01/2010 – 03/31/2010	$2.75	$0.25

03/31/2010 – 06/22/2010	$8.80	$2.80

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management discussion and analysis provides information on the activities of

Element92 Resources Corp (“E92R” or the “Company”) and should be read in conjunction with the audited financial statements and notes thereto for the audited financial statements and notes thereto for the year ended March 31, 2010. Readers are cautioned that management’s discussion and analysis contains forward-looking statements and that actual events may vary from management’s expectations.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with accounting principles generally accepted in the United States of America.

Overview

We were incorporated in the State of Wyoming on September 1, 2005 and established a fiscal year at the end of March 31. Element92 Resources was originally incorporated under the laws of the State of Wyoming as Ace Lock & Security. On March 5, 2007, we filed a Certificate of Amendment with the Wyoming Secretary of State changing our name to Element92 Resources Corp. and increasing our authorized capital to 100,000,000 common shares. Element92 Resources Corp. is a development  stage company engaged in the search for commercially viable minerals. E92R has the rights to 14 mineral claims in the Province of Quebec, Canada. We have no property other than an option to acquire the claims. There is no assurance that a commercially viable mineral deposit, a reserve, exists on the Quebec claims or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility. E92R will proceed only if minerals are found and their extraction be deemed economically feasible.

On June 15, 2010, closed on the acquisition of the Penglai (Huwei) producing gold mine, and the Roncheng gold deposit in Shandong Province of China. The Company paid a total of 76,500,000 restricted shares for the acquisition of 100% of the two operating companies.

Huwei (Wujia) Gold Mine and Processing Plant

Status: The Huwei Gold Mine (referred to as the Wujia Gold Mine in some reports) was granted a mining license in late 2009, and commenced mining using typical Chinese underground mining methods soon after. During a site inspection Huwei was  constructing a shaft to mine vein No. 2 and had developed 4 levels in it. Maximum mining depth is currently 215 m below the ground level.

Location Huwei Gold Mine and Processing Plant are located 70 km west of Yantai City and are  accessed by a paved road which connects to the mine and processing plant.

Licenses and Permitting: The Mining License area covers 0.222 km2 within the existing Exploration License area of 0.34 km2. The Mining License and Exploration License both are owned by Huwei Mineral Invest Co., Ltd.

South Shijing Gold Exploration Area (Roncheng)

Status: The South Shijing Gold Exploration Area is an early stage exploration project which is  currently completing exploration works to identify and define gold mineralization within  the existing lease areas. Limited surface mapping, as well as trench sampling and exploration has been conducted.

Location The South Shijing Exploration Area is located in area called Datuan of Rongcheng  City, in Shandong Province and is accessed by a simple dirt road.

Licenses and Permitting: Management indicated that an Exploration License covering a total area of 5.48 km2 is in place is valid from December 22, 2009 to September 30, 2011.  Geology: In the South-

Shijing exploration area, there is a reservoir which divides the exploration  area into two parts, namely the East and West Exploration Areas. Current exploration activities are being  undertaken by the No. 6 Geological Bureau of Shandong Province Geological.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $5,231 as of March 31, 2010.

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

1.
Required work program on the Quebec Claims: To date a total of $11,047 has been spent on exploration work on 8 of the claims. We were scheduled to conduct a work program costing a minimum of $1,250 on an additional 3 of the 14 optioned claims by July 15, 2009, but this has been moved to February 1, 2011. The work will consist of grid emplacement, concentrated geological mapping and sampling and geophysical surveys.

2.
The Company will have to conduct exploration work to better define the size of possible ore bodies in the Roncheng operation, but at this time, it is impossible to determine the full cost of such a program.

3.	The Company plans to increase the operating capacity of the mine and processing plant at Penglai Huwei, but at this time, it is not possible to determine the full cost of such a plan.

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

Results Of Operations For The Period From April 1, 2007 Through March 31, 2008.

We incurred operating expenses in the amount of $60,504 for the period from March 31, 2007 to March 31, 2008. These operating expenses were comprised of mineral property acquisition costs of $2,000, legal and accounting fees of $21,635, bank and interest charges of $40, shareholder information $157, organizational costs of $36,584 and office and sundry fees of $88.

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

Results Of Operations For The Period From April 1, 2009. Through March 31, 2010.

We incurred operating expenses in the amount of $446,708 this total is comprised operating expenses including consulting fees of $200,500, paid in restricted shares, $24,202 in professional fees, bank fees and interest charges of $224, shareholder information $212,264, transfer agent fees and regulatory fees of $8,631 and office and sundry fees of $887.

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

Investor relations

The Company investor relations program is being conducted by Dennis E. Burns of Tiffen, Ohio, Mr. Burns works as an independent contractor. Compensation for Mr. Burns includes a monthly fee of $3,000, plus expenses, a grant of 200,000 restricted common shares issued at the signing of the agreement and a grant of an additional 300,000 restricted common shares following 120 days of satisfactory service. The agreement expressly states that Mr. Burns will not engage in any direct stock promotions. Mr. Burns has received the full issuance of 500,000 restricted common shares.

ITEM 8. FINANCIAL STATEMENTS

Paula S. Morelli CPA P.C.
Registered: P.C.A.O.B. and C.P.A.B.
21 Martha Street
Freeport, NY  11520
Phone/Fax: 516-378-4258

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholder’s
Element92 Resources Corp.

We have audited the statement of financial position of Element92 Resources Corp. ( the Company) as of March 31, 2010 and 2009 and the related statements of changes in net assets, operations and cash flows for the year then ended and for the period September 1, 2005 (inception date) to March 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with International Financial Reporting Standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Element92 Resources, Corp. as of March 31, 2010 and 2009 and the results of their operations, changes in stockholders equity and cash flows for the years then ended and for the period September 1, 2005 (inception date) to March 31, 2010 in conformity with International Financial Reporting Standards.

The financial statements referred to above have been prepared assuming that the organization will continue as a going concern. However, at the Company has negative working capital and a history of losses. These factors create substantial doubt as to the Company’s ability to continue as a going concern. The organization is making an effort to create a profitable mining business with assets and operations.  However, there is no assurance that the organization will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the organization be unable to continue as a going concern.

/s/Paula S. Morelli CPA

Paula S. Morelli CPA P.C.

Freeport, New York

June 24, 2010

ELEMENT92 RESOURCES CORP.
(An Exploration Stage Company)
BALANCE SHEETS
(AUDITED)

	2010	2009

ASSETS
Current Assets
Cash and cash equivalents	$5,231	$5,890
Prepaid expenses	5,000	5,000
	10,231	10,890

	$10,231	$10,890

LIABILITIES
Current Liabilities
Accounts payable	$16,000	$-
Due to related parties (Note 7)	48,746	197
	64,746	197
SHAREHOLDERS' EQUITY

Common stock
Authorized: 100,000,000 shares, par value $0.001;
Issued and outstanding: 9,248,000 and 7,656,000 respectively	3,848	3,111

Additional paid-in capital	614,352	233,589

Deficit accumulated during the exploration stage	(672,715)	(226,007)

	(54,515)	10,693

	$10,231	$10,890

Approved By The Board:

"Daniel McKinney"	Mervyn Cragg
President, Director	Chief Financial Officer

ELEMENT92 RESOURCES CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009 AND FOR THE PERIOD SEPTEMBER 1, 2005 (DATE OF INCEPTION) TO MARCH 31, 2010
(AUDITED)

	For the Years Ended		September 1, 2005 (Date of Inception) to
	Mar. 31, 2010	Mar. 31, 2009	Mar. 31, 2010

Administrative Expenses
Bank charges and interest	$224	$3	$267
Consulting	200,500	12,000	252,000
Mineral property interests	-	76,047	138,047
Office expenses	887	563	1,538
Professional fees	24,202	10,682	56,936
Shareholder information	212,264	102	212,523
Transfer agent and regulatory fees	8,631	2,773	11,404
	446,708	102,170	672,715

Loss for the period	446,708	102,170	672,715

Deficit, beginning of year	226,007	123,837	-

Deficit, end of year	$672,715	226,007	$672,715

Basic and diluted loss per share	$0.05	$0.01

Weighted average number of shares
issued and outstanding - basic and diluted	8,536,268	7,553,973

ELEMENT92 RESOURCES CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009 AND FOR THE PERIOD SEPTEMBER 1, 2005 (DATE OF INCEPTION) TO MARCH 31, 2010
(AUDITED)

	For the Years Ended		September 1, 2005 (Date of Inception) to
	Mar. 31, 2010	Mar. 31, 2009	Mar. 31, 2010

Cash flows from (used in) operating activities
Loss for the period	$(446,708)	$(102,170)	$(672,715)
Amounts not affecting cash
Shares issued for debt and/or services	381,500	26,000	439,500
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral property costs	-	50,000	100,000
Decrease in accounts payable and accrued liabilities	-	(5,000)	-
(Increase) decrease in prepaid expenses	-	(5,000)	(5,000)

Net cash used in operating activities	(65,208)	(36,170)	(138,215)

Cash flows from financing activities
Advances from related party	64,549	(13,953)	64,746
Shares issued for cash	-	-	78,700

Net cash provided by financing activities	64,549	(13,953)	143,446

Increase (decrease) in cash and cash equivalents	(659)	(50,123)	5,231

Cash and cash equivalents, beginning of period	5,890	56,013	-

Cash and cash equivalents, end of period	$5,231	$5,890	$5,231

ELEMENT92 RESOURCES CORP.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD SEPTEMBER 1, 2005 (DATE OF INCEPTION) TO MARCH 31, 2010
(AUDITED)

				Deficit
				Accumulated
	Number		Additional	During the
	of		Paid-In	Exploration
	Shares	Par Value	Capital	Stage	Total

Balance, March 31, 2006	5,000,000	$5	$495	$(500)	$-

Issued for services @ $0.001	500,000	500	4,500	-	5,000
Issued for services @ $0.10	50,000	500	4,500		5,000
Issued for mineral interest @ $0.001	500,000	500	49,500	-	50,000
Net loss for the year	-	-	-	(62,833)	(62,833)

Balance, March 31, 2007	6,050,000	1,505	58,995	(63,333)	(2,833)

Issued for cash at $0.10	782,000	782	77,418	-	78,200
Issued for services @ $0.10	200,000	200	19,800	-	20,000
Issued for mineral interest @ $0.001	20,000	20	1,980	-	2,000
Net loss for the year	-	-	-	(60,504)	(60,504)

Balance, March 31, 2008	7,052,000	2,507	158,193	(123,837)	36,863

Issued for mineral interest @ $0.001	500,000	500	49,500	-	50,000
Issued for debt @ $0.25	104,000	104	25,896	-	26,000
Net loss for the period	-	-	-	(102,170)	(102,170)

Balance, March 31, 2009	7,656,000	3,111	$233,589	$(226,007)	$10,693

Issued for services @ $1.03	200,000	$200	$205,800	-	206,000
Issued for services @ $0.25	442,000	442	80,058	-	80,500
Issued for services @ $0.10	950,000	95	94,905	-	95,000
Net loss for the period	-	-	-	(446,708)	(446,708)

Balance, March 31, 2010	9,248,000	$3,848	$614,352	$(672,715)	$(54,515)

ELEMENT92 RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010

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

As at March 31, 2010, the Company has a working capital deficit of $54,515 and has incurred losses totaling $672,715.  If future financing is unavailable, the Company may not be able to meet its ongoing obligations, in which case the realizable values of its assets may decline materially from current estimates.  The Company plans to improve its financial condition by obtaining new financing.

On January 25, 2010, the Company announced that it had executed a sales and purchase agreement to acquire three gold projects ( Penglai, Roncheung and Wendeng) in Shandong Province, China.  The Company is acquiring the rights to control the three projects by the issuance of 90 million newly issued restricted shares.  The agreement is between the Company and Tam Kam Ming together with Gold Vanguard Limited, owners of Joyous Fame International and its assets. On March 31, 2010, the Company announced that it had amended the sales and purchase agreement from three gold projects to two, the revised agreement calls for 76.5 million shares of the Company to be issued, down from 90 million.  The closing of the acquisition took place on-June 15, 2010.

2.           SIGNIFICANT ACCOUNTING POLICIES

a)           Basis of Presentation

These financial statements and related notes are prepared in conformity with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company’s fiscal year-end is March 31.

ELEMENT92 RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010

2.           SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                e)           Mineral Property Costs

The Company is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”.  The Company assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such properties, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

ELEMENT92 RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010

2.           SIGNIFICANT ACCOUNTING POLICIES (continued)

f)            Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled 9,248,000 as at March 31, 2010 (7,656,000 as at March 31, 2009).

 3.           MINERAL INTERESTS

On March 30, 2007, the Company was granted an option to acquire a 100% interest in mineral claims located in the Huddersfield Township and Clapham Township, in the Province of Quebec, Canada.  Under the terms of the option agreement, the Company was to make cash payments of US$45,000 in various stages as follows: US$10,000 on execution of option agreement (paid), US$15,000 on or before April 30, 2008 (paid); and US$20,000 on or before November 30, 2009. The Company was also to issue 1,500,000 shares in various stages as follows: 500,000 common shares upon execution of option agreement (issued), 500,000 common shares on or before April 30, 2008 (issued); and 500,000 common shares on or before November 30, 2009. On December 15, 2009, following discussions between the Optionor and the Company and based on the progress of the Company, the Optionor has agreed to forgive both the outstanding cash payment of $20,000 and the issuance of the final 500,000 shares.  The Company was to incur exploration expenditures of not less than US$10,000 or US$1,250 per claim on eight of its claims, on or before November 30, 2008 (completed) not less than $7,500 on the remaining six claims on or before July 15, 2010.  Exploration expenditures incurred any date in excess of the minimum required to be incurred by such date to maintain the Claims interest, shall carry forward to the following period.  If any of the minimum exploration expenditures have not been incurred for the immediately preceding year, the Company may maintain its interest in the claims by paying the deficiency in cash to the Province of Quebec within two months of the close of the period in which the deficiency occurred, and such payment shall be deemed to be exploration expenditures incurred by the Company for the purposes of the option agreement.

ELEMENT92 RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010

4.           COMMON STOCK

The Company is currently authorized to issue 1,000,000,000 shares of common stock with a par value of $0.001 per share.  All shares have equal voting rights and have one vote per share.  Voting are rights are not cumulative and, therefore, the holders of more than 50% of the common stock, if they choose to do so, elect all of the directors of the Company.

During the year ended March 31, 2006, the Company issued 5,000 shares for cash proceeds of $500. The shares were subsequently split 1,000 for 1, thereby at March 31, 2006 the Company had 5,000,000 shares of common stock outstanding.

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

During the year ended March 31, 2010, the Company issued 12,000 shares at a deemed price of $0.25 to settle $3,000 of debt (due to an administrative error, shares to be issued for settlement of debt were not issued.  The Company has rebooked the payable and decreased share capital).  On July 30, 2009, the Company issued 950,000 shares, at a deemed price of $0.10 per share, for services rendered by a corporation held by a director of the Company.  On September 15, 2009, the Company issued 200,000 shares, at a deemed price of $0.10 per share, for non-payment of advanced funds. On November 4, 2009, the Company issued 230,000 restricted shares to an employee and owner of more than 10% of the Company’s issued and outstanding shares for services.  On January 25, 2010, the Company issued 200,000 restricted shares at a deemed price of $1.03 to a consultant for investor relation services.

As at March 31, 2010, the Company has not granted any incentive stock options.

ELEMENT92 RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2010

5.           INCOME TAXES

A. Income Tax Provision

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% (2009 – 34%) to income before income taxes.

	For the Years Ended		September 1, 2005 (Date of Inception) to
	Mar. 31, 2010	Mar. 31, 2009	Mar. 31, 2010

Net operating loss	$446,708	$102,170	$672,715

Increase in valuation allowance	(446,708)	(102,170)	(672,715)

Net deffered tax asset	$-	$-	$-

B. Significant components of the Company’s deferred income tax assets are as follows:

	For the Years Ended		September 1, 2005 (Date of Inception) to
	Mar. 31, 2010	Mar. 31, 2009	Mar. 31, 2010

Operating loss carried forward	$226,007	$123,837	$-
Operating loss for the period	446,708	102,170	672,715

	672,715	226,007	672,715

Statutory tax rate	34%	34%	34%

Net deferred tax asset	-	-	-

Valuation allowance	$(672,715)	$(226,007)	$(672,715)

ELEMENT92 RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010

5.           INCOME TAXES (Continued)

C.  The Company has incurred operating losses of $672,715 which, if unutilized, will expire through to 2030.  Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

Amount	Expiration Date

$500	2026
62,833	2027
60,504	2028
102,170	2029
446,708	2030
$672,715

6.           RELATED PARTY TRANSACTIONS

During the year ended March 31, 2010, the following were paid or accrued to persons having a 10% or greater interest in the Company and to a company controlled a director and officer of the Company. As at March 31, 2010, the Company was indebted to a director of the Company for $48,746.

	2010	2009
Consulting	$258,500	$12,000
Mineral property interests	$-	$76,047
Professional fees	$-	$-
Loan from related party	$21,500-	-

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

On December 1, 2009, the Company reviewed the Executive Services Agreement (the “Agreement”) dated February 28, 2007, between the Company and Geoffrey Armstrong, an Officer and Director of the Company (the Executive”). As of December 1, 2009, the Company has increased the monthly remuneration of the Executive to $5,000 per month and extended the Expiration Date of the Agreement from February 28, 2012 to February 28, 2014. Although Mr. Armstrong abstained from voting on the changes, the transaction cannot be considered as an arms length transaction.

ELEMENT92 RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010

8.           SUBSEQUENT EVENTS

On January 25, 2010, Element92 Resources Corp. signed a sales and purchase agreement to acquire three gold mines in the Shandong Province of China: the Penglai (Huwei) producing gold mine, the Roncheng gold deposit and the Wendeng producing gold mine. The Company was to pay a total of 90 million shares for the acquisition of the three mines. On March 31, 2010, the Company announced that it has amended it’s the sales and purchase agreement for the acquisition of the three gold mines and terminated the Wendeng mine acquisition. The proposed Wendeng mine acquisition, however, will be revisited at a later date. The payment of the 90,000,000 restricted common shares for the three mines was changed to 76,500,000 restricted common shares.

On April 26, 2010, Element92 Resources Corp. (“E92R”) announced that it had executed a sales & purchase agreement to acquire a 51% interest in Legarleon Precious Metals, Ltd. (“LPM”). Legarleon is a Hong Kong company that owns a seat on The Chinese Gold & Silver Society Exchange based in Hong Kong. The Chinese Gold & Silver Society Exchange provides local and international investors with a gold market in which they can exploit gold as a vehicle of investment, speculation, hedging and arbitrage. On May 10, 2010, Element92 Resources Corp. and Legarleon Precious Metals, Ltd. amended the sales & purchase agreement. Instead of the 51% interest, E92R has acquired a 28% interest in LPM. E92R will consider acquiring the remaining 23% of the original agreement. The acquisition of the remaining 23% will be subject to approval by the Chinese Gold & Silver Society Exchange's Board. E92R has paid 1,098,000 restricted shares for the current 28% stake.

On June 15, 2010 Element92 Resources Corp. announced that it has closed the acquisition of the Penglai (Huwei) producing gold mine, and the Roncheng gold deposit in Shandong Province of China. The Company paid a total of 76,500,000 restricted shares for the acquisition of 100% of the two mines. E92R has filed a Form 8-K with the United States Securities and Exchange Commission, fully disclosing the details of this acquisition.

As reported in the Form 8-K filed on June 15, 2010, three directors of the Penglai Huwei Mining Investment Company Ltd. , a subsidiary owned by Joyous Fame International Inc. were owed a total of RMB153,351,187 (US$ equivalent US$24,056,750). On June 25, 2010, the total debt of US$24,056,750 was assigned to Joyous Fame for a nominal compensation of RMB100 (US$15.00).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There we no disagreements with our accountants or auditors during the period under review

ITEM 9A. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010, which is the end of the period covered by this report. This evaluation of the effectiveness of our disclosure controls and procedures was made under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, Mr. Armstrong. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the

Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

In making this assessment, our principal financial officer and principal executive officer used the criteria set forth in the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework.” Our principal financial officer and principal executive officer concluded that our company’s internal control over financial reporting was effective, as of March 31, 2010, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Name of Director or Executive Officer	Age	Current Position and Office	Date of Position & Term of Office
Wilson Huang Dong-sheng	54	Chairman, Director	June 1, 2010 Term: one year
Daniel S. Mckinney	47	President, Chief Executive Officer, Secretary Director	March 30, 2007 Term: one year
Mervyn Cragg CPA	48	Chief Financial Officer	March 30, 2007 Term: one year
Alastair McIntyre	48	Chief Operating Officer	May 13, 2010 Term: one year

On April 5, 2010 the Company accepted the resignation of Geoff Armstrong from the positions of President, Chief Executive Officer, Secretary and Director.  He has been replaced in these positions, by Daniel S. Mckinney, who has been the Company’s only other Director since March 30, 2007. Mr. Armstrong has served on the Company’s board since February 28, 2007. Mr. Armstrong’s resignation is not the result of any disagreements with the Company. The increased activity and demands in Asia, which will require extensive direct attention, have made the changes necessary. Mr. Armstrong will remain with the Company as a consultant in order to assist with the transition and to administer our mining claims in the Province of Quebec, Canada.

DANIEL S. MCKINNEY, President, Chief Executive Officer, Director

Mr. McKinney, is based in Asia. He grew up and lives in Hong Kong. He is an entrepreneur and investment banker who has established numerous businesses and public company experience over the last three decades. Mr. Mckinney has had wide-ranging experience in mining ventures in both precious metals and gemstone mining.  In the mid 1980’s he led the financing and discovery of a gold deposit located in Chon Buri, Thailand.  In 1986, he gained an interest in a producing emerald mine located in Santa Terrazina, Brazil.  Mr. Mckinney has been involved in numerous mining ventures and geological explorations in Burma, Thailand, Columbia, China, several African countries and Mongolia.

In addition to serving as President , Chief Executive Officer and director of Element92 Resources Corp., Mr. Mckinney currently serves as the president of Asia Properties, Inc., a Hong Kong based public company that he founded in April, 1998 as well as President of Sino Fibre Communications, (April 2008).

From August, 2004 to January 2006, Mr. Mckinney served as a Director of Savoy Resources Corporation, a company with gold mining interests in China.

From September 1999, to August, 2001 Mr. Mckinney served as a board member of Sunflower (USA) Ltd., in the position of Director. Sunflower is a public company with a large industrial facility in China manufacturing copper.

In January 1994, Mr. McKinney founded Cement Services, Ltd., and served as a Director until June, 2004.

In 1989, he established Coldway Ltd., an investment banking firm where he served as a Director from October, 1989 to February 2005.

From April, 1984 to November, 1987 he served on the board as a Director and worked to establish Wynmere (Thailand) Ltd.

From March, 1982 to September, 1985 he founded and developed the Hong Kong Gem & Jewelry show, a worldwide gathering of gem dealers and jewelry manufacturers that has become one of the major such shows in the world.

From April, 1981 until October, 1999, Mr. Mckinney established Mckinney International, a Hong Kong based company engaged in cutting gemstones and supplying the world markets.

Mr. Mckinney graduated from Hong Kong International School in 1979 and studied Chemistry and Biology at Houston Baptist University from 1979 to 1981.  Mr. Mckinney speaks several Asian languages including Cantonese, and Thai.

WILSON HUANG DONG-SHENG, Chairman, Director
Wilson Huang is the Founder and Chairman of the Board at Yin Fu International.  Mr. Huang offers over 20 years of broad financial and operational experience in the mining, finance and natural resources sectors.  He is a well-known Chinese business leader as well as a prominent philanthropist in the provinces of Beijing, Mr. Huang has built several highly achieved enterprises.  He currently oversees the construction of the company's latest generation of mines. With his leadership and vision, he plans to lead Yin Fu Gold into the future and become one of the China's most successful gold producers. Mr. Huang will be developing business relations and performing an instrumental role in bridging the East with the West.  His vast pool of knowledge and familiarity with the Chinese operations together with a highly qualified executive team of western heritage is essential to the success of this company.

From 2008 to present he served as Chairman and Director at Yin Fu Gold.  He has led the creation of the Yin Fu development system, a comprehensive set of documented standards, tools, and templates to help Yin Fu project teams deliver projects effectively and consistently.  This knowledge management system allows Yin Fu to accumulate expertise, best practices and standard measurements that can be systematically applied to Yin Fu's projects globally.

From 2006 to 2008 he served as Chairman at the Marriott International Holdings Limited.

From 2003 to 2006 he served as Director for the Guangdong Environment Protection Fund.  He helped local farmers and community to establish a safe and sustainable living environment.  He helped raised and maintained a higher standard of living in the province that is usually accustomed to major catastrophic impacts when it is exposed to natural disasters such as heavy rain storms and floods.

From 2001 to 2003 he was appointed Vice Chairman of the US-China Federation of Trade and Technology Committee.

From 2000 to 2001 he headed the Guangdong Investment Limited Poverty Alleviation and Development of Ecological Forestry Protection Project as Managing Director.  He brought many years of experience in various ecological and financial expertise to the group and was a highly valuable member to the team.

From 1996 to 1999 he was the Chairman of the board at The City Real Estate Development Company Limited, Guangzhou China.

From July of 1993 to 1996 he was Managing Director at Best Real Estate Development Company Limited, Guizhou Futura and High Black Rice Wine Guizhou Hui Company Limited.

From 1991 to 1993 he served as Deputy Managing Director for Hong Kong Jing You Enterprises Limited and five of its subsidiaries: Glass Company Limited Henan Fine Distinctions, Precision Plastic Products Company, Limited of Henan Province, Guizhou Fine Iron Coke Smelting Company, limited, Your Fine Furniture Decoration Company, Limited of Guizhou and Real Estate Development Company, Limited Guangzhou Fine Distinctions.  His was responsible for administration, development and utilization of firm’s mineral projects.

From 1989 to 1991 he was Manager at the Liaison Office in the Province of Guangdong of Hong Kong Trading Company Limited.

From 1986 to 1988 he was Manager at the Liaison Office in the Province of Guangdong of Sun Hung Kai (China) Company, Limited.

From 1984 to 1986 he took the role as Manager at the Hong Kong New World Group, Guangzhou branch.  The NWG is a Hong Kong-based leading conglomerate involved amongst others in property, development and investments, hotels, infrastructure, services and department stores in Hong Kong, Macau and Mainland China.

From 1974 to 1989 he was responsible for construction and accounting at the Guangzhou Urban Construction Bureau office, Haizhu District of the PRC.

Mr. Huang is a Citizen of the PRC and a permanent resident of the United States and Hong Kong.

MERVYN CRAGG, CPA, Chief Financial Officer

Mr. Cragg holds a Bachelor of Science Degree (Honors) in Accountancy from the University of East Anglia, Norwich, United Kingdom. He is a Fellow of the Institute of Chartered Accountants in England and Wales, a Fellow of the Hong Kong Institute of Certified Public Accountants, a Member of the Chartered Securities & Investment Institute, UK and a Member of the Hong Kong Securities Institute.

In addition to occupying the position of CFO for Element92 Resources Corp., Mr. Cragg is currently a Non-Executive Director of Federal Phoenix Assurance Co. Inc., one of the largest independent general insurance companies in the Philippines.  Since April 2004, he has also served as the Chief Executive Officer of Goldox International Limited where he has undertaken a range of financial consultancy assignments in China, Hong Kong, Singapore, Taiwan and The Philippines, including assisting a China-based company to gain admission to the AIM market of the London Stock Exchange. Mr. Cragg served at the London Office of Peat Marwick Mitchell & Co., from August 1982 to October 1986. He worked on a range of client assignments for financial institutions, construction companies and manufacturing companies. Primarily involved in the areas of audit and taxation, he also gained experience in systems implementation, receiverships and profit forecast and working capital adequacy reviews on United Kingdom quoted companies. From November 1986 to May 1997, Mr. Cragg served with the Hong Kong Office of Deloitte Touche Tohmatsu, and was Senior Manager from 1992 to May 1997. In that position, Mr. Cragg undertook a range of advisory services in the areas of general management, financial and strategic advice, due diligence reviews, UK and Hong Kong listing related work (including reverse takeovers and significant transactions), mergers & acquisitions, business valuations, feasibility studies, viability studies, internal control system reviews, forensic accounting, and other financial investigations for local and multinational clients. Assignments were undertaken in China, Hong Kong, Indonesia, Philippines, Singapore, South Korea, Taiwan, Thailand and the United Kingdom. From May 1997 to October 1999, Mr. Cragg was the Director of Systems and Financial Reporting for Colliers Jardine (Hong Kong) Limited with responsibility for all financial and system related matters in the Greater China region. From October 1999 to December 2002, Mr. Cragg served as Regional Chief Financial Officer (Asia Pacific) for D’Arcy Masius Benton & Bowles Inc. He reported jointly to the regional CEO in Hong Kong and the global CFO in New York on all operational and financial matters of the businesses in Asia Pacific, covering South Korea, Taiwan, China, Hong Kong, Philippines, Malaysia, Singapore, Thailand, Indonesia, India, Pakistan and Australia (Japan was also in the region until December 2000). Between July 2001 and December 2002, Mr. Cragg was Regional Director, Corporate Finance (Asia Pacific) for Bcom3 Group Inc. where he was responsible for projects across the Bcom3 Group operating companies (i.e. D’Arcy, Arc Marketing Services, Leo Burnett, Starcom and MS&L) covering corporate finance and USGAAP technical issues that arose in Asia Pacific.  These projects included all aspects of real estate, mergers and acquisitions, corporate and tax restructuring and joint IT infrastructure. He worked with Publicis Groupe SA (including Bcom3 Group Inc and D’Arcy Masius Benton & Bowles Inc) from October 1999 to March 2004 and was Regional Chief Financial Officer (Asia Pacific) – Designate from January 20003 to March 2004. The Publicis Groupe SA is a Paris based Advertising and Communications group, listed on the Paris and New York Stock Exchanges. From October 2006 to August 2007, he was Chief Financial Officer (Part time) and Company Secretary of LED International Holdings Limited. He was responsible for all operational, accounting and regulatory issues of this manufacturer of electronic products in China, which gained a listing on the AIM market of the London Stock Exchange in October 2006. He was a director of a mining exploration company, Earth Fortune Ltd from January 1, 2008 to December 1, 2009 and was the president of the Indonesian subsidiary, PT Earth Fortune which was exploring for zinc and lead. He has been actively involved in negotiating mining-related deals since January 2004

Mr. Cragg is a Citizen of the United Kingdom and holds permanent residency in Hong Kong.

ALASTAIR MCINTYRE, Chief Operating Officer
Mr. McIntyre has more than 25 years global experience in commodity and resource businesses with 17 years spent in the banking and finance sectors in Toronto, New York, Sydney and Hong Kong with previous positions in gold refining and as an underground mine geologist. Mr. McIntyre holds a B. Sc. (Geology) and a B. Comm. (Bus Admin and Economics) from Dalhousie University in Canada.

Mr. McIntyre is Managing Director, Commodities and Resource Management for Leading Edge Investment Management of Hong Kong, China. Joining this private equity group in July 2009 he has been responsible for developing new business related to the acquisition, funding and finance opportunities in the commodities financial, capital and pricing markets.

From May 2008 to March 2009 he was Director and Head of Trade and Commodity Finance Asia Pacific for Landsbanki Islands hf in Hong Kong, China. Mr. McIntyre was responsible for developing new commodity trade finance business for the Bank’s Asian operations. Here he focused on lending and structuring of deals to companies involved in the production, consumption, transportation and sale of commodities through a variety of products including loans, L/C financing, export financing, structured trade finance and price risk mitigation.

From March 2007 to May 2008 he was Senior Vice President, Head of Marketing Precious and Base Metals, Asia for Natixis Commodity Markets (Asia Ltd) located in Hong Kong, China. He was responsible for the development and implementation of marketing and business plans establishing a new precious metals business and diversifying revenue and product sales to base metal customers in Asia.

Mr. McIntyre worked for the Bank of Nova Scotia (ScotiaBank) from January 1995 to January 2007 holding several positions in various locations. He served as Director and Head of Marketing, Precious Metals (Asia), for the Bank of Nova Scotia (ScotiaMocatta) in Hong Kong from August 2002 to January 2008. In that position, he was accountable for generation of income, marketing plans, strategies, business and product development for the Asia precious metals dealing desk. He managed a team of seven Sales Mangers (four in HK, Kuala Lumpur, Singapore and Shanghai) who were responsible for generating income from Scotiabank’s top tier clients and new accounts in Asia. He also managed the pricing and execution of metal loans and derivatives, structured products and distribution of physical metal. During his time with ScotiaBank, he was seconded to Commonwealth Bank of Australia Metals and Mining group from October 1999 to July 2002 where he assisted in developing a new metals dealing desk to deliver financial products to Australian customers with exposure to precious and base metals. In this role, he was responsible for constructing, pricing, marketing and executing multiyear f/x and metal structures with top and middle tier Australian mining companies with focus on delivering new hedging products and restructuring existing hedge books.

From January 1995 to October 1999 he was Director, Marketing Precious and Base Metals for ScotiaBank in Toronto, Canada. At that location he designed and implemented precious and base metals risk management solutions for producers, manufacturers and financial institutions in North America. He also undertook a six month due diligence assignment in New York City related to the purchase and integration of Mocatta Metals. From July 1988 to January 1995: he was Sales Manager (Gold Refinery) at the Royal Canadian Mint in Ottawa, Canada While with the Canadian Mint he designed and implemented marketing and sales programs for the Royal Canadian Mint Refinery and Bullion Division, negotiated refining contracts with senior executives for gold producers, manufacturers and commercial banks in the Western Hemisphere and negotiated gold sales and refining agreements with senior bank officials for central banks in North and South America and the Caribbean and developed and marketed a variety of new scientific standards to support analytical instrumentation.

Between April 1986 and July 1988 he was a Mine Geologist for Coxheath Gold Holdings in Halifax, Canada where he managed a team of geologists and engineers to bring the Tangier Gold Mine from feasibility to underground production that included the responsibility of geological planning and ore grade control. Additionally, he was Project Geologist for Seabright Resources Ltd. Halifax, Canada from April 1985 to April 1986. In that position he was responsible for outlining and developing potential mineral targets.

Mr. McIntyre’s primary role with Element92 Resources Corp. will be to assist in arranging financing with investors and investment banks and to coordinate, strategize, plan and oversee the drilling and mining programs of our various gold properties as well as due diligence and evaluations of future acquisitions.

Mr. McIntyre is a Citizen of the United Kingdom and Canada and holds permanent residency in Hong Kong.

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

We have adopted a corporate code of ethics on May 2, 2007 that applied to our then principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. On June 15, 2010, the current officers of the Company signed the corporate code of ethics in order to bring the corporate code of ethics up-to-date and reflect the new board.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the total compensation paid to or accrued, during the fiscal years ended March 31, 2010, 2009 , 2008 and 2007 to the Company’s highest paid executive officers. No salaries were paid prior to 2007. No restricted stock awards, long-term incentive plan payout or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

Summary Compensation Table
Name and Position	YEAR	Annual Comp. Salary ($)	Annual Comp. Bonus ($)	Other Annual Comp.	Comp. Rest. Stock	Long Term Comp. Options	LTIP Payouts	All Other (1)
Geoff Armstrong Former President, Secretary, Director	2007 2008 2009 2010 to Date	2,000 $12,000 $12,000 $28,000	NIL NIL NIL NIL	NIL NIL NIL NIL	1,750,000 (2) Nil NIL NIL	NIL Nil NIL NIL	NIL Nil NIL NIL	NIL Nil NIL NIL
Daniel S. Mckinney Current President, Secretary Director	2007 2008 2009 2010 to Date	NIL NIL NIL NIL	NIL NIL NIL NIL	NIL NIL NIL NIL	200,000 NIL NIL NIL	NIL NIL NIL NIL	NIL NIL NIL NIL	NIL NIL NIL NIL
Mervyn Cragg Chief Financial Officer	2010 to Date	NIL	NIL	NIL	NIL	NIL	NIL	NIL
Alastair McIntyre Chief Operating Officer	2010 to Date	NIL	NIL	NIL	NIL	NIL	NIL	NIL

(1) All other compensation includes health insurance and life insurance plans or benefits, car allowances, etc. The Company has no such compensation plan or plans.

(2) The 1,750,000 shares issued to the former President, Secretary, Director are owned by him through his company, Kouzelne Mesto Ltd and were paid for by his company at a price of $0.001 per share as part of the original acquisition of Element92 Resources Corp.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934 of the Company’s outstanding common stock as of June 22, 2010 by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock, (ii) each director of the Company, (iii) each person named in the Summary Compensation Table, and (iv) all current executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares. The figures are based on a total of 87,146,000 common shares as of June 22, 2010.

IDENTITY OF PERSON OR GROUP	ACTUAL AMOUNT OF SHARES OWNED	ACTUAL PERCENT OF SHARES OWNED	CLASS
Gold Vanguard Limited Flat 12&13 8th Floor, Block B, Yak Lee Industrial Ctr, 8 Tsing Teung Circuit, Tuen Mun, NT, Hong Kong	76,500,000	87.8%	Common
Kouzelne Mesto Ltd. (2) 27/93 Sokolovska Prague, Czech Republic 186 00	1,516,000	1.7%	Common
Officers and Directors as a Group (One person)	76,500,000	87.8%	Common

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

(1) Gold  Vanguard Ltd was incorporated in the British Virgin Islands in January 2010 and is 100% owned by Wilson Huang Dong-sheng.  Mr. Huang was appointed Chairman and director of the Company on June 1, 2010.

(2) Kouzelne Mesto Ltd., was incorporated in the Czech Republic in April, 1994 and is 100% owned by Geoffrey Armstrong, the former President, Secretary and Director of the Company. He ceased to be a Director and Officer on April 5, 2010. Mr. Armstrong will cease to be an affiliate on July 4, 2010.

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
* Our promoter, Mr. Mckinney;
* Any member of the immediate family of any of the foregoing persons.

We executed an Option Agreement to Acquire Claims between the Company and Robert Rosenblat dated March 30, 2007 As of the date of the execution of the Agreement, Mr. Rosenblat held no shares or any other interest in the Company and the Agreement to acquire the claims was made at arms length.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

	2010	2009
Audit fees	$20,250	$24,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$20,250	$24,500

All audit fees are approved by our board of directors. Our auditor, Paula S. Morelli CPA P.C. does not provide any non-audit services to us.

Audit Fees

Audit fees billed for professional services rendered by our auditor, during the fiscal years ended March 31, 2010 and 2009, for the audit of our annual financial statements, review of the financial statements included in our quarterly reports on Form 10-QSB, and any services provided in connection with statutory and regulatory filings or engagements for those year ended, totaled approximately $20,250 and $24,500, respectively.

Audit-Related Fees

There were no audit-related fees billed by our auditor during the fiscal years ended March 31, 2010 and 2009.

Tax Fees

Taxes returns are prepared by management. No tax fees were billed, during the fiscal years ended March 31, 2010 and 2009 respectively.

All Other Fees

There were no fees billed by our auditor, during the fiscal years ended March 31, 2010 and 2009 for services rendered other than the amounts set forth above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
(Registrant)

/s/ Daniel S. Mckinney
Daniel S. Mckinney, President, Secretary, Director

Date: June 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mervyn Cragg,
Mervyn Cragg, Chief Financial Officer.

Date: June 22, 2010

EXHIBITS

3.1	Certificate of Incorporation filed with State of Wyoming, September 1, 2005. (1)

3.2	Bylaws (1)

3.3	Articles of Amendment to Articles of Incorporation of Registrant respecting Name Change and Increase in Authorized Capital filed with the State of Wyoming March 3, 2007. (1)

10.1	Executive Services Agreement between G. Armstrong through his company Kouzelne Mesto Ltd., and the Registrant dated February 28, 2007. (1)

10.2	Computer and Internet Consultant Services Agreement between the Registrant and Robert Carpenter February 28, 2007. (1)

10.3	Bookkeeping Consultant Services Agreement between the Registrant and Edward Low, dated February 28, 2007. (1)

10.4	Management Services Agreement between Daniel S. Mckinney and the Registrant dated March 31, 2007. (1)

10.5	Form of Element92 Resource Corp. Regulation S Subscription Agreement. (1)

10.6	Option Agreement to Acquire Claims between of Element92 Resource Corp. and Robert Rosenblat dated March 30, 2007. (1)

10.7	Consulting Agreement between Element92 Resources Corp., and Capital Path Securities LLC dated March 1, 2009. (1)

10.8	Sale and Purchase Agreement for 100% of the entire issued share capital of Joyous Fame dated January 25, 2010. (2)

10.9	Consulting Agreement between the Company and Dennis Burns dated January 25, 2010. 3)

10.10	Revision Agreement to the Sale & Purchase Agreement for the Acquisition of the entire issued share capital of Joyous Fame. (4)

10.11	Sale and Purchase Agreement between Element92 Resources Corp. and Legarleon Precious Metals, Ltd., for 51%% interest in Legarleon, dated April 26, 2010 (5)

10.12	Amended Sale and Purchase Agreement between Element92 Resources Corp. and Legarleon Precious Metals, Ltd., for 28%% interest in Legarleon, dated May 10, 2010 (6)

10.13	Notice to Joyous Fame International Limited of the extended Due Diligence and Closing dated June 4, 2010 (7)

14	Code of Ethics dated May 2, 2007. (1)

14.1	Code of Ethics dated June 15, 2010 signed by current officers and directors (Filed herewith).

31.1	Certification Pursuant to Section 302 Of The Sarbanes-Oxley Act Of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of theSarbanes-Oxley Act of 2002

99.1	Claims maps, Province of Quebec, Canada, for Element92 Resources Corp. (1)

99.2	Mining Claims, Province of Quebec, Canada, Title List (1)

(1)	Incorporated by reference to the Company’s Form S-1 Registration Statement filed on
July 10, 2008.

(2)	Incorporated by reference. Filed as an exhibit to the Company's Form 8-K dated January 27, 2010

(3)	Incorporated by reference. Filed as an exhibit to the Company's Form 10-Q dated February11, 2010.

(4)	Incorporated by reference. Filed as an exhibit to the Company's Form 8-K dated April 5, 2010.

(5)	Incorporated by reference. Filed as an exhibit to the Company's Form 8-K dated April 28,2010.

(6)	Incorporated by reference. Filed as an exhibit to the Company's Form 8-K dated May 12,2010.

(7)	Incorporated by reference. Filed as an exhibit to the Company's Form 8-K dated June 10,2010