Form 10-Q
period 2010-06-30
Element92 Resources Corp.
filed 2010-08-13
CIK 1438461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
_______________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

ELEMENT92 RESOURCES, CORP.
(Exact name of registrant as specified in Charter)

WYOMING	333-152242	20-8531222
(State or other jurisdiction of	(Commission File No.	(IRS Employee
incorporation or organization)		Identification No.)

Level 19, Two International Finance Centre, 8 Finance St., Central, Hong Kong
(Address of Principal Executive Offices)

(852) 2251 1695
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
Yes ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2010:  88,047,000 shares of Common Stock.

ELEMENT92 RESOURCES CORP.

FORM 10-Q
June 30, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Balance Sheet F-1
Statement of Operations F-2
Statement of Stockholders’ Equity F-3
Statement of Cash Flows F-4
Notes to the Financial Statements F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

ELEMENT92 RESOURCES CORP.
(An Exploration Stage Company)
BALANCE SHEETS
(UNAUDITED)

	As of
	June 30, 2010	March 31, 2010
	USD	USD
ASSETS

Non-Current Assets
Investment in Legarleon Precious Metals Limited (Note 4)	3,458,700	-
Investment in Joyous Fame International Limited (Note 4)	78,795,000	-
	82,253,700	-

Current Assets
Cash and cash equivalents	4,867	5,231
Prepaid expenses	5,000	5,000
	9,867	10,231

LIABILITIES
Current Liabilities
Accounts payable	401,526	16,000
Due to related party (Note 5)	46,675	48,746
	448,201	64,746

Net Current Liabilities	438,334	(54,515)

Net Assets	81,815,366	(54,515)

SHAREHOLDERS' EQUITY

Common stock
Authorized: 1,000,000,000 shares, par value $0.001;
Issued and outstanding: 87,146,0000 and 9,248,000 respectively	81,746	3,848
(Note 6)
Additional paid-in capital	83,099,154	614,352

Deficit accumulated during the exploration stage	(1,365,534)	(672,715)

Total Shareholders' Equity	81,815,366	(54,515)

Approved By The Board:

Daniel S. McKinney	Wilson Huang Dong-sheng
President, Chief Executive Officer, Secretary, Director	Chairman, Director

ELEMENT92 RESOURCES CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTH ENDED JUNE 30, 2010 AND 2009 AND FOR THE PERIOD
SEPTEMBER 1, 2005 (DATE OF INCEPTION) TO JUNE 30, 2010
(UNAUDITED)

	For the Three Month Ended		September 1, 2005 (Date of Inception) to
	June 30, 2010	June 30, 2009	June 30, 2010
	USD	USD	USD

Administrative Expenses
Bank charges and interest	48	23	315
Consulting	315,833	3,000	567,833
Mineral property interests	-	-	138,047
Office expenses	313	96	1,851
Professional fees	32,595	15,550	89,531
Shareholder information	321,033	155	533,556
Transfer agent and regulatory fees	2,997	833	14,401
Traveling	20,000	-	20,000

Loss for the period	692,819	19,657	1,365,534

Deficit, beginning of period	672,715	226,007	-

Deficit, end of period	1,365,534	245,664	1,365,534

Basic and diluted loss per share	0.03	0.00

Weighted average number of shares
issued and outstanding - basic and diluted	22,626,022	7,656,000

ELEMENT92 RESOURCES CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH ENDED JUNE 30, 2010 AND 2009 AND FOR THE PERIOD
SEPTEMBER 1, 2005 (DATE OF INCEPTION) TO JUNE 30, 2010
 (UNAUDITED)

	For the Three Month Ended		September 1, 2005 (Date of Inception) to
	June 30, 2010	June 30, 2009	June 30, 2010

Cash flows from (used in) operating activities
Loss for the period	(692,819)	(19,657)	(1,365,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral property costs	-	-	100,000
Investment in Legarleon Precious Metals Limited	(3,458,700)	-	(3,458,700)
Investment in Joyous Fame International Limited	(78,795,000)	-	(78,795,000)
Decrease in accounts payable and accrued liabilities	370,477	-	370,477
(Increase) decrease in prepaid expenses	-	-	(5,000)

Net cash used in operating activities	(82,576,042)	(19,657)	(83,153,757)

Cash flows from financing activities
Advances from related party	12,978	15,000	77,724
Shares issued for debt and/ or services	309,000	3,000	748,500
Shares issued for acquisition	82,253,700	-	82,253,700
Shares issued for cash	-	-	78,700

Net cash provided by financing activities	82,575,678	18,000	83,158,624

Increase (decrease) in cash and cash equivalents	(364)	(1,657)	4,867

Cash and cash equivalents, beginning of period	5,231	5,890	-

Cash and cash equivalents, end of period	4,867	4,233	4,867

ELEMENT92 RESOURCES CORP.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD SEPTEMBER 1, 2005 (DATE OF INCEPTION) TO JUNE 30, 2010
(UNAUDITED)

				Deficit
				Accumulated
	Number		Additional	During the
	of		Paid-In	Exploration
	Shares	Par Value	Capital	Stage	Total
		USD	USD	USD	USD

Balance, March 31, 2006	5,000,000	5	495	(500)	-

Issued for services @ $0.001	500,000	500	4,500	-	5,000
Issued for services @ $0.10	50,000	500	4,500	-	5,000
Issued for mineral interest @ $0.001	500,000	500	49,500	-	50,000
Net loss for the year	-	-	-	(62,833)	(62,833)

Balance, March 31, 2007	6,050,000	1,505	58,995	(63,333)	(2,833)

Issued for cash at $0.10	782,000	782	77,418	-	78,200
Issued for services @ $0.10	200,000	200	19,800	-	20,000
Issued for mineral interest @ $0.001	20,000	20	1,980	-	2,000
Net loss for the year	-	-	-	(60,504)	(60,504)

Balance, March 31, 2008	7,052,000	2,507	158,193	(123,837)	36,863

Issued for mineral interest @ $0.001	500,000	500	49,500	-	50,000
Issued for debt @ $0.25	104,000	104	25,896	-	26,000
Net loss for the year	-	-	-	(102,170)	(102,170)

Balance, March 31, 2009	7,656,000	3,111	233,589	(226,007)	10,693

Issued for services @ $1.03	200,000	200	205,800	-	206,000
Issued for services @ $0.25	442,000	442	80,058	-	80,500
Issued for services @ $0.10	950,000	95	94,905	-	95,000
Net loss for the year	-	-	-	(446,708)	(446,708)

Balance, March 31, 2010	9,248,000	3,848	614,352	(672,715)	(54,515)

Issued for services @ $1.03	300,000	300	308,700	-	309,000
Issued for acquisition @ $3.15	1,098,000	1,098	3,457,602	-	3,458,700
Issued for acquisition @ $1.03	76,500,000	76,500	78,718,500	-	78,795,000
Net loss for the period	-	-	-	(692,819)	(692,819)

Balance, June 30, 2010	87,146,000	81,746	83,099,154	(1,365,534)	81,815,366

1. NATURE OF OPERATIONS AND GOING CONCERN

The Company was incorporated on September 1, 2005 in the State of Wyoming under the name Ace Lock & Security, Inc. and on March 3, 2007 changed its name to Element92 Resources Corp. On July 20, 2010, the Company changed the name to Yinfu Gold Corporation. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business plan is to acquire, explore and develop mineral properties and ultimately seek earnings by exploiting mineral claims.

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

As of June 30, 2010, the Company has a working capital deficit of US$438,334 and has incurred losses totaling US$1,365,534. If future financing is unavailable, the Company may not be able to meet its ongoing obligations, in which case the realizable values of its assets may decline materially from current estimates. The Company plans to improve its financial condition by obtaining new financing.

2. SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

These financial statements and related notes are prepared in conformity with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company’s fiscal year-end is March 31. The Company will only consolidate investments once control of the management of the investment concerned has been placed in the hands of the Company’s management.

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

e) Mineral Property Costs

The Company is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02,  “Whether Mineral Rights Are Tangible or Intangible Assets” . The Company assesses the carrying costs for impairment under SFAS No. 144,  “Accounting for Impairment or Disposal of Long Lived Assets”  at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

f) Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled 87,146,000 as at June 30, 2010 (9,248,000 as at March 31, 2010).

3. MINERAL INTERESTS

On March 30, 2007, the Company was granted an option to acquire a 100% interest in mineral claims located in the Huddersfield Township and Clapham Township, in the Province of Quebec, Canada.  Under the terms of the option agreement, the Company was to make cash payments of US$45,000 in various stages as follows: US$10,000 on execution of option agreement (paid), US$15,000 on or before April 30, 2008 (paid); and US$20,000 on or before November 30, 2009. The Company was also to issue 1,500,000 shares in various stages as follows: 500,000 common shares upon execution of option agreement (issued), 500,000 common shares on or before April 30, 2008 (issued); and 500,000 common shares on or before November 30, 2009. On December 15, 2009, following discussions between the Optionor and the Company and based on the progress of the Company, the Optionor has agreed to forgive both the outstanding cash payment of US$20,000 and the issuance of the final 500,000 shares.  The Company was to incur exploration expenditures of not less than US$10,000 or US$1,250 per claim on eight of its claims, on or before November 30, 2008 (completed) not less than US$7,500 on the remaining six claims on or before July 15, 2010.  Exploration expenditures incurred any date in excess of the minimum required to be incurred by such date to maintain the Claims interest, shall carry forward to the following period.  If any of the minimum exploration expenditures have not been incurred for the immediately preceding year, the Company may maintain its interest in the claims by paying the deficiency in cash to the Province of Quebec within two months of the close of the period in which the deficiency occurred, and such payment shall be deemed to be exploration expenditures incurred by the Company for the purposes of the option agreement.

4. INVESTMENTS

On June 1, 2010 and June 11, 2010, the Company acquired 100% equity interest of Joyous Fame International Limited at the carrying value US$ 78,795,000 and 28% equity interest of Legarleon Precious Metals Limited at the carrying value of US$ 3,458,700.

In the quarter ended June 30, 2010, the Company’s management had not exercised control over these investments and thus, they have been recorded as investments made by the Company rather than related and/or subsidiaries.  Thus, no consolidation of the results of these investments has been during the quarter ended June 30, 2010. Such investments are carried at cost.

5. RELATED PARTY TRANSACTIONS

During the three month ended June 30, 2010, the following were paid or accrued to persons having a 10% or greater interest in the Company and to a company controlled a director and officer of the Company.

	For the Three Month Ended June 30
	2010	2009
	USD	USD
Consulting fee to Geoffrey Armstrong	315,833	3,000
Monies owed to a Daniel S. Mckinney	20,000	-

	As of June 30	As of March 31
	2010	2010
	USD	USD
Due to related party Yinfu International Group Limited	46,675	48,746

Mr. Geoffrey Armstrong was the director of the board of the Company as of June 30, 2009 and resigned on April 5, 2010.

6. COMMON STOCK

The Company is currently authorized to issue 1,000,000,000 shares of common stock with a par value of US$0.001 per share.  All shares have equal voting rights and have one vote per share.  Voting are rights are not cumulative and, therefore, the holders of more than 50% of the common stock, if they choose to do so, elect all of the directors of the Company.

During the year ended March 31, 2006, the Company issued 5,000 shares for cash proceeds of US$500. The shares were subsequently split 1,000 for 1, thereby at March 31, 2006 the Company had 5,000,000 shares of common stock outstanding.

During the year ended March 31, 2007, the Company issued 500,000 shares for consulting services at a deemed price of US$0.01 per share for total consideration of US$5,000.  The Company issued 50,000 shares for accounting services at a deemed price of US$0.10 per share, for total consideration of US$5,000.  As well, the Company issued 500,000 shares at a deemed price of US$0.10 per share for property acquisition.

During the year ended March 31, 2008, the Company raised US$78,200 from the sale of shares at US$0.10 per share, a total of 782,000 shares were issued.  The Company issued 200,000 shares at a deemed price of US$0.10 per share for consulting fees.  The Company issued 20,000 shares at a deemed price of  US$0.10 per share for referral fee with regards to the Quebec property option.

During the year ended March 31, 2009, the Company issued 500,000 shares at a deemed price of US$0.10 per share as per the property acquisition agreement dated March 31, 2007.  On September 30, 2008, the Company settled US$20,000 of debt at a deemed price of US$0.25 per share.  The 80,000 shares were issued to a director of the Company.  On December 31, 2008, the Company settled US$3,000 of debt at a deemed price of US$0.25 per share.  The 12,000 shares were issued to a director of the Company.   On March 31, 2009, the Company settled US$3,000 of debt at a deemed price of US$0.25 per share.  The 12,000 shares were issued to a director of the Company.

 During the year ended March 31, 2010, the Company issued 12,000 shares at a deemed price of US$0.25 to settle US$3,000 of debt (due to an administrative error, shares to be issued for settlement of debt were not issued.  The Company has rebooked the payable and decreased share capital).  On July 30, 2009, the Company issued 950,000 shares, at a deemed price of US$0.10 per share, for services rendered by a corporation held by a director of the Company.  On September 15, 2009, the Company issued 200,000 shares, at a deemed price of US$0.10 per share, for non-payment of advanced funds. On November 4, 2009, the Company issued 230,000 restricted shares to an employee and owner of more than 10% of the Company’s issued and outstanding shares for services.  On January 25, 2010, the Company issued 200,000 restricted shares at a deemed price of US$1.03 to a consultant for investor relation services.

On January 26, 2010, the Company issued 76,500,000 shares at a deemed price of US$3.15, for the acquisition of 100% of Joyous Fame International Limited. During the period ended June 30, 2010, the Company issued 300,000 shares at a deemed price of US$1.03 to a consultant for investor relation services. On May 13, 2010, the Company issued 1,098,000 shares at a deemed price of US$3.15 for the acquisition of a 28% equity interest in Legarleon Precious Metals Limited.

As at June 30, 2010, the Company has not granted any incentive stock options.

7. INCOME TAXES

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

	For the Three Month Ended		September 1, 2005 (Date of Inception) to
	June 30, 2010	June 30, 2009	June 30, 2010
	USD	USD	USD

Net operating loss	692,819	19,657	1,365,534

Increase in valuation allowance	(692,819)	(19,657)	(1,365,534)

Net deffered tax asset	-	-	-

B. Significant components of the Company’s deferred income tax assets are as follows:

	For the Three Month Ended		September 1, 2005 (Date of Inception) to
	June 30, 2010	June 30, 2009	March 31, 2010
	USD	USD	USD

Operating loss carried forward	672,715	226,007	-
Operating loss for the period	692,819	19,657	1,365,534

	1,365,534	245,664	1,365,534

Statutory tax rate	34%	34%	34%

Net deferred tax asset	-	-	-

Valuation allowance	(1,365,534)	(245,664)	(1,365,534)

C. The Company has incurred operating losses of US$1,365,534 which, if unutilized, will expire through to 2031. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

Income Tax Operating Losses Carried Forward
Amount	Expiration Date

$500	2026
62,833	2027
60,504	2028
102,170	2029
446,708	2030
692,819	2031
$1,365,534

9. COMMITMENTS

On March 1, 2009, the Company entered into a consulting agreement with Capital Path Securities, LLC, (“CPS”) of Rocky Point, New York. CPS will be the Company’s investment banker providing advice relating to corporate finance matters, developing a network of traders making markets in the Company’s securities, presenting the Company to broker dealers interested in retailing the Company’s securities, and other financial consulting and/or investment banking services as needed by the Company. Services are payable when rendered by CPS, a retainer of US$5,000 has been paid to CPS. The retainer will be increased upon additional financing or generation of income.

On December 1, 2009, the Company reviewed the Executive Services Agreement (the “Agreement”) dated February 28, 2007, between the Company and Geoffrey Armstrong, an Officer and Director of the Company (the Executive”). As of December 1, 2009, the Company has increased the monthly remuneration of the Executive to US$5,000 per month and extended the Expiration Date of the Agreement from February 28, 2012 to February 28, 2014. Although Mr. Armstrong abstained from voting on the changes, the transaction cannot be considered as an arms length transaction.

10. SUBSEQUENT EVENTS

On June 29, 2010, the Company has closed on the acquisition of an additional 23% interest in Legarleon Precious Metal Ltd. (“LPM”), bring the Company’s interest in LPM to a majority interest total 51%. On July 12, 2010, the Company had obtained the controlling equity interest accordingly.

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

1.
Required work program on the Quebec Claims: To date a total of US$11,047 has been spent on exploration work on 8 of the claims. We were scheduled to conduct a work program costing a minimum of US$1,250 on an additional 3 of the 14 optioned claims by July 15, 2009, but this has been moved to February 1, 2011. The work will consist of grid emplacement, concentrated geological mapping and sampling and geophysical surveys.

2.
The Company will have to conduct exploration work to better define the size of possible ore bodies in the Rongcheng Longmao operation, but at this time, it is impossible to determine the full cost of such a program.

3.	The Company plans to increase the operating capacity of the mine and processing plant at Penglai Huwei, but at this time, it is not possible to determine the full cost of such a plan.

There are no significant capital equipment purchases expected during the next 12 months over and above planned requirements as currently comprised within the Company's business plan. The Company will add up to 3 part time or as needed employees, trained in geological exploration to manage a short term work program on the claims, subject, however, to the Company's cash resources and operational requirements at the relevant time. We continue to seek a Joint Venture partner to assist is to explore and develop our claims.

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

We incurred operating expenses in the amount of US$63,333 for the period from our inception on September 1, 2005 to March 31, 2007. These operating expenses were comprised of mineral property acquisition costs of US$60,000, legal and accounting fees of US$41, bank and interest charges of nil, shareholder information nil, organizational costs of US$2,916 and office and sundry fees of nil.

Results Of Operations For The Period From April 1, 2007 Through March 31, 2008.

We incurred operating expenses in the amount of US$60,504 for the period from March 31, 2007 to March 31, 2008. These operating expenses were comprised of mineral property acquisition costs of US$2,000, legal and accounting fees of US$21,635, bank and interest charges of US$40, shareholder information US$157, organizational costs of US$36,584 and office and sundry fees of US$88.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results Of Operations For The Period From April 1, 2008 Through March 31, 2009.

We incurred operating expenses in the amount of US$102,170 this total is comprised of Mineral Property Interest of US$76,047. These Mineral Property Interest consisted of US$50,000 in shares at US$0.10 per share issued to the Optionor of the claims, cash payment of US$15,000 paid to the Optionor and US$11,047 for exploratory work on the claims. Additionally, our operating expenses included Consulting Fees of US$12,000, paid to a Director, in restricted shares at an agreed upon price of US$0.25 per share, US$10,682 in professional fees, bank fees and interest charges of US$3, shareholder information US$102, transfer agent fees of US$2,773 and office and sundry fees of US$563.

Results Of Operations For The Period From April 1, 2009. Through March 31, 2010.

We incurred operating expenses in the amount of US$446,708 this total is comprised operating expenses including consulting fees of US$200,500, paid in restricted shares, US$24,202 in professional fees, bank fees and interest charges of US$224, shareholder information US$212,264, transfer agent fees and regulatory fees of US$8,631 and office and sundry fees of US$887.

Results Of Operations For The Period From April 1, 2009. Through March 31, 2010.

We incurred operating expenses in the amount of US$446,708 this total is comprised of operating expenses including consulting fees of US$200,500, paid in restricted shares, US$24,202 in professional fees, bank fees and interest charges of US$224, shareholder information US$212,264, transfer agent fees and regulatory fees of US$8,631 and office and sundry fees of US$887.

Results Of Operations For The Period From April 1, 2010 Through June 30, 2010

We have incurred operating expenses in the amount of US$692,819, this total is comprised of operating expenses including consulting fees of US$315,833, US$32,595 in professional fees, bank fee and interest charges of US$48, shareholder information US$321,033, transfer and regulatory fees of US$2,996, travel of US$20,000 and office expenses of US$313.

Capital Resources and Liquidity

As of June 30, 2010 we had cash and cash equivalents of US$4,867. This cash was as a result of a loan of US$20,000 from a director of the Company and US$46,675 loan from related parties being, Joyous Fame International Group Limited and its subsidiaries, therefore we have very limited capital resources and will rely upon the issuance of common stock to fund expenses including legal and auditing fees, exploration expenses, required payments for our claims and office expenses. Cash and cash equivalents from inception to date have been insufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement our business plan during the next twelve months

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception to June 30, 2010. The Company has not realized economic production from its mineral properties as of June 30, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in  Internal Control – Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2010.

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
31.2 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b) Reports of Form 8-K

On June 29, 2010, the Company filed a Current Report on Form 8-K (Entry into a Material Definitive Agreement) reporting that it had hat it has closed on the acquisition of an additional 23% interest in Legarleon Precious Metals, Ltd. (“LPM” or “Legarleon”), bringing the Company’s interest in LPM to a majority interest total of 51%. The Company previously announced the acquisition of a 28% interest in LPM on May 11, 2010. E92R will pay 901,000 restricted shares for the additional 23% stake, bringing the total cost for the full 51% stake in LPM to 1,999,000 restricted shares.

On August 9, 2010 filed a Current Report on Form 8-K (Changes in Company's Certifying Accountant) reporting that it had received formal notice from its auditor, Paula Morelli, CPA P.C. (“Morelli CPA”). that the firm would no longer be representing the Company as its accountant. As of that date, the Company was informed that Morelli CPA was voluntarily resigning as the Company's accounting firm. The resignation of the Company's Certifying Accountant was not the result of any disagreements. Additionally, the Company reported that it had engaged Parker Randall CF (H.K.) CPA Limited, Chartered Accountants as its new independent accountants.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  /s/ Daniel S. Mckinney
Daniel S. Mckinney
President, Chief Executive Officer, Secretary, Director
Element92 Resources Corp.

Date:  August 13, 2010

  /s/ Mervyn R. Cragg
Mervyn R. Cragg
Chief Financial Officer
Element92 Resources Corp.

Date: August 13, 2010