Form 10-Q
period 2010-09-30
Element92 Resources Corp.
filed 2010-11-17
CIK 1438461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

_______________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

YINFU GOLD CORP..

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

(852 2251 1695

 (Issuer Telephone number)

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No  ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one): Large Accelerated Filer        Accelerated Filer         Non-Accelerated Filer      Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes           No  X

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2010:  88,047,000 shares of Common Stock.

YINFU GOLD CORP.

FORM 10-Q

September 30, 2010

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

Item  1 A Risk Factors

Item  2.            Unregistered  Sales of Equity Securities and Use of Proceeds

Item  3.            Defaults  Upon Senior Securities

Item  4.            Submission  of Matters to a Vote of Security Holders

Item  5.            Other  Information

Item  6.            Exhibits  and Reports on Form 8-K

SIGNATURES

Wilson Huang Dong-sheng

Chairman, Acting CEO and CFO

YINFU GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

Approved By The Board:

                        Wilson Huang Dong-sheng

                        Chairman, Acting Chief Executive Officer and Chief Financial Officer

YINFU GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND FOR THE PERIOD SEPTEMBER 1, 2005 (DATE OF INCEPTION) TO SEPTEMBER 30, 2010

(UNAUDITED)

YINFU GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND FOR THE PERIOD SEPTEMBER 1, 2005 (DATE OF INCEPTION) TO SEPTEMBER 30, 2010

 (UNAUDITED)

YINFU GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD SEPTEMBER 1, 2005 (DATE OF INCEPTION) TO SEPTEMBER 30, 2010

(UNAUDITED)

1. NATURE OF OPERATIONS AND GOING CONCERN

The Company was incorporated on September 1, 2005 in the State of Wyoming under the name Ace Lock & Security, Inc. and on March 3, 2007 changed its name to Element92 Resources Corporation. On July 20, 2010, the Company changed the name to Yinfu Gold Corporation. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business plan is to acquire, explore and develop mineral properties and ultimately seek earnings by exploiting mineral claims.

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

As of September 30, 2010, the Company has a working capital deficit of $1,516,172 and has incurred losses totaling $866,769. If future financing is unavailable, the Company may not be able to meet its ongoing obligations, in which case the realizable values of its assets may decline materially from current estimates. The Company plans to improve its financial condition by obtaining new financing.

2. SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

These financial statements and related notes are prepared in conformity with accounting principles generally accepted in the United States generally accepted accounting principles (“GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year-end is March 31. The Company will only consolidate investments once control of the management of the investment concerned has been placed in the hands of the Company’s management.

b) Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period.

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

f) Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled 88,047,000 as at September 30, 2010 (9,248,000 as at March 31, 2010).

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

4. RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2010, the following were paid or accrued to persons having a 10% or greater interest in the Company and to a company controlled a director and officer of the Company.

	For the Six Months Ended September 30,
	2010	2009
	USD	USD
Consulting fee to Geoffrey Armstrong	$355,882	$121,000

	As of September 30	As of March 31
	2010	2010
	USD	USD
Due to related party Yinfu International Group Limited	$20,176	$20,176
Monies owed to a Daniel S. Mckinney	71,385	28,570

                                                                                                            $91,561                                $48,746

Mr. Geoffrey Armstrong was the director of the board of the Company as of September 30, 2009 and resigned on April 5, 2010. Mr. Armstrong continues as a consultant to the Company. His contract was bought out by the Company for the sum of $300,000 and he is being paid at the rate of $5,000 per month. This rate has continued since December 1, 2009 and all amounts owed are being accrued.

Mr. Mckinney is owed $71,385 for all expenses paid on behalf of the Company and was money advanced to the Company.

5. COMMON STOCK

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

On January 26, 2010, the Company issued 76,500,000 shares at a deemed price of $1.03, for the acquisition of 100% of Joyous Fame International Limited. During the period ended September 30, 2010, the Company issued 300,000 shares at a deemed price of $1.03 to a consultant for investor relation services. On May 13, 2010, the Company issued 1,098,000 shares at a deemed price of $3.15 for the acquisition of a 28% equity interest in Legarleon Precious Metals Limited and a further 901,000 shares at a deemed price of $3.15 for a further 23% equity interest in Legarleon Precious Metals Limited on 12 July 2010. These issuances resulted in a significant increase in additional paid in capital in the period from April 1, 2010 to September 30, 2010.

As at September 30, 2010, the Company has not granted any incentive stock options.

6. INCOME TAXES

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

B. Significant components of the Company’s deferred income tax assets are as follows:

C. The Company has incurred operating losses of $1,365,534 which, if unutilized, will expire through to 2031. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

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

On December 1, 2009, the Company reviewed the Executive Services Agreement (the “Agreement”) dated February 28, 2007, between the Company and Geoffrey Armstrong, an Officer and Director of the Company (the Executive”). As of December 1, 2009, the Company has increased the monthly remuneration of the Executive to $5,000 per month and extended the Expiration Date of the Agreement from February 28, 2012 to February 28, 2014. Due to earlier termination of Mr. Armstrong’s Executive Services Agreement, the Company bought out Mr. Armstrong’s outstanding contract for the sum of $300,000 which has not been paid. Although Mr. Armstrong abstained from voting on the changes, the transaction cannot be considered as an arms length transaction.

8. SUBSEQUENT EVENTS

No significant event has been noted for the Group in respect of the period subsequent to September 30, 2010.

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

Plan of Operation

We were incorporated in the State of Wyoming as a for-profit company on September 1, 2005 and established a fiscal year at the end of March 31. Element92 Resources was incorporated under the laws of the State of Wyoming as Ace Lock & Security. On March 5, 2007, we filed a Certificate of Amendment with the Wyoming Secretary of State changing our name to Element92 Resources Corp., and increased our authorized capital to 100,000,000 common shares. The Company changed its name to YINFU GOLD CORP. on July 20, 2010.  Yinfu Gold is a start-up, exploration stage company engaged in the search for commercially viable minerals, most notably, gold. We have optioned 14 mineral claims in the Province of Quebec, Canada. We have acquired the claims however, there is no assurance that a commercially viable mineral deposit exists on our claims or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility. The Company will proceed only if minerals are found and their extraction be deemed economically feasible.

The Company will continue to manage its operations and cash resources in a manner consistent with its expectation that it will only be able to satisfy cash requirements through fiscal 2010 through loans, through an equity offering or by a suitable joint venture. The main operating costs for the Company include:

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

Results Of Operations For The Period From April 1, 2009. Through March 31, 2010.

We incurred operating expenses in the amount of $446,708 this total is comprised of operating expenses including consulting fees of $200,500, paid in restricted shares, $24,202 in professional fees, bank fees and interest charges of $224, shareholder information $212,264, transfer agent fees and regulatory fees of $8,631 and office and sundry fees of $887.

Results Of Operations For The Period From April 1, 2010 Through September 30, 2010

We have achieved a turnover of $2,701,535 and a gross profit of ~$839,000 for the period.  After taking into account administration expenses of $1,002,671 we arrived at a net loss of the period of $194,054.

Capital Resources and Liquidity

As of September 30, 2010 we had cash and cash equivalents of $477,719. This cash was as a result of a loan of $20,000 from a director of the Company and $46,675 loan from related parties being, Joyous Fame International Group Limited and its subsidiaries, therefore we have very limited capital resources and will rely upon the issuance of common stock to fund expenses including legal and auditing fees, exploration expenses, required payments for our claims and office expenses. Cash and cash equivalents from inception to date have been insufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement our business plan during the next twelve months

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception to September 30, 2010. The Company has not realized economic production from its mineral properties as of September 30, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, , of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, , as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in  Internal Control – Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2010.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In July, 2010, Robert Rosenblat, an insider of Element92 Resources Corp. engaged in the sale of approximately 50,000 shares of Element92 Resources Corp stock based on insider information and while he was the holder of more than 10% of the Company’s issued stock at the time of the sale.  The Company has reported his insider share sales to the U.S. SEC and intends to pursue a lawsuit against him.

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

/s/ Wilson Huang Dong-sheng                                                           November 16, 2010

Wilson Huang Dong-sheng Chairman,

Acting Chief Executive Officer and Chief Financial Officer

YINFU GOLD CORP.