Form 10-Q
period 2010-12-31
Yinfu Gold Corp.
filed 2011-02-17
CIK 1438461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

YINFU GOLD CORP..
(Exact name of registrant as specified in Charter)

WYOMING	333-152242	20-8531222
(State or other jurisdiction of organization)	(Commission File No.	(IRS Employee incorporation or Identification No.)

Level 19, Two International Finance Centre, 8 Finance St., Central, Hong Kong
(Address of Principal Executive Offices)

(852 2251 1695
 (Issuer Telephone number)

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer  ☐   Non-Accelerated Filer  Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2010: 88,047,000 shares of Common Stock.

YINFU GOLD CORP.
FORM 10-Q

December 31, 2010

INDEX

PART I— FINANCIAL INFORMATION

Item 1. Financial Statements
Balance Sheet	F-1
Statement of Operations	F-3
Statement of Stockholders’ Equity	F-5
Statement of Cash Flows	F-4
Notes to the Financial Statements	F-6

Item 2. Management’s Discussion and Analysis of Financial Condition	3
Item 3 Quantitative and Qualitative Disclosures About Market Risk	6
Item 4 Control and Procedures	6

PART II— OTHER INFORMATION

Item 1 Legal Proceedings	7
Item 1 A Risk Factors	7
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3. Defaults Upon Senior Securities	7
Item 4. Submission of Matters to a Vote of Security Holders	7
Item 5. Other Information	7
Item 6. Exhibits and Reports on Form 8-K	7

SIGNATURES	9

Wilson Huang Dong-sheng

Chairman, Acting CEO and CFO

YINFU GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	As of December 31, 2010	As of March 31, 2010
	(Unaudited)	(Audited)
	$	$
ASSETS
Current assets
Cash and cash equivalents	405,328	5,231
Accounts receivable, net	-	-
Inventories	932,355	-
CGSE Trading System Deposit	26,602	-
Amount due from associate companies	873,977	-
Prepaid expenses	100,114	5,000
Total current assets	2,338,376	10,231

Property, plant and equipments, net	1,784,948	-
Goodwill	60,267,453	-
Intangible asset- mineral right	22,844,574	-
Tangible asset-consideration of CGSE membership	448,718	-
Total non-current assets	85,345,693	-
TOTAL ASSETS	87,684,069	10,231

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	401,526	16,000
Accrued payments and expenses	-	-
Amount due to customers	360,075	-
Income tax and deferred tax	1,860,322	-
Due to related party	260,842	48,746
Total current liabilities	2,882,765	64,746

TOTAL LIABILITIES	2,882,765	64,746

COMMITMENTS AND CONTINGENCIES

YINFU GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	As of December 31,2010	As of March 31,2010

STOCKHOLDERS’ EQUITY
Common stock
Authorized: 1,000,000,000 shares, par value $0.001;
Issued and outstanding: 88,047,000 and 9,248,000 respectively	82,647	3,848
Additional paid-in capital	85,936,403	614,352
Foreign exchange reserve	5,294
Deficit accumulated during the exploration stage	(1,794,576)	(672,715)
	84,229,768	(54,515)

Non-controlling interests	571,536	-
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	87,684,069	10,231

YINFU GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 AND FOR THE PERIOD
SEPTEMBER 1, 2005 (DATE OF INCEPTION) TO DECEMBER 31, 2010
(UNAUDITED)

	Three months ended December,31 2010	Three months ended December,31 2009	Nine months ended December,31 2010	Nine months ended December,31 2009	September 1,2005(Date of Inception) to December 31,2010
	$	$	$	$	$
Net sales	452,135	-	3,153,670	-	3,153,670
		,
Cost of sales	(500,295)	-	(2,362,343)	-	(2,362,343)

Impairment loss	-	-	-	-	-

Administrative expenses	(753,339)	(67,807)	(1,786,880)	(212,709)	(2,459,595)

Income ( loss) before taxes	(801,499)	(67,807)	(995,553)	(212,709)	(1,668,268)

Income tax	-	-	-	-	-

Net loss after taxes	(801,499)	(67,807)	(995,553)	(212,709)	(1,668,268)

Non-controlling interest income	126,308	-	126,308	-	126,308

Net loss	(927,807)	(67,807)	(1,121,861)	(212,709)	(1,794,576)

YINFU GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

	Nine months ended December,31 2010	Nine months ended December,31 2009	September 1, 2005 (Date of Inception) to December 31, 2010
	$	$	$
Cash flows from (used in) operating activities
Loss for the period	(1,121,861)	(212,709)	(1,794,576)
Non-controlling interests	126,308		126,308
Amortization and depreciation	346,338	-	346,338
Shares issued for debt and/ or services	309,000	175,500	748,500
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in inventory	(195,694)	-	(932,355)
Decrease (increase) in prepaid expenses	(36,749)	-	(100,114)
Decrease (increase) in CGSE Trading System Deposit	-	-	(26,603)
Decrease (increase) in amount due from associate companies	-	-	(873,977)
Increase (decrease) in account payable	-	-	401,526
Increase (decrease) in account due to customers	495,372	-	360,075
Increase (decrease) in income tax and deferred tax	-	-	1,810,664

Net cash provided by (used in) operating activities	(77,286)	(37,209)	65,786

Cash flows from financing activities
Due to a related party	477,383	31,549	260,842
Shares issued for cash	-	-	78,700

Net cash provided by financing activities	477,383	31,549	339,542
Increase (decrease) in cash and cash equivalents	400,097	(5,660)	405,328
Cash and cash equivalents, beginning of period	5,231	5,890	-
Cash and cash equivalents, end of period	405,328	230	405,328

YINFU GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Number of shares	Par value	Additional paid-in capital	Foreign exchange reserve	Deficit Accumulated during the Exploration Stage	Total
	$	$	$	$	$	$

Balance, March 31, 2006	5,000,000	5	495	-	(500)	-
Issued for services @ $0.001	500,000	500	4,500	-	-	5,000
Issued for services @ $0.10	50,000	500	4,500	-	-	5,000
Issued for mineral interest @ $0.001	500,000	500	49,500	-	-	50,000
Net loss for the year	-	-	-	-	(62,833)	(62,833)

Balance, March 31, 2007	6,050,000	1,505	58,995	-	(63,333)	(2,833)
Issued for cash at $0.10	782,000	782	77,418	-	-	78,200
Issued for services @ $0.10	200,000	200	19,800	-	-	20,000
Issued for mineral interest @ $0.001	20,000	20	1,980	-	-	2,000
Net loss for the year	-	-	-	-	(60,504)	(60,504)

Balance, March 31, 2008	7,052,000	2,507	158,193	-	(123,837)	36,863
Issued for mineral interest @ $0.001	500,000	500	49,500	-	-	50,000
Issued for debt @ $0.25	104,000	104	25,896	-	-	26,000
Net loss for the year	-	-	-	-	(102,170)	(102,170)

Balance, March 31,2009	7,656,000	3,111	233,589	-	(226,007)	10,693

Issued for services@ $1.03	200,000	200	205,800	-	-	206,000
Issued for services@ $0.25	442,000	442	80,058	-	-	80,500
Issued for services@ $0.15	950,000	95	94,905	-	-	95,000
Net loss for the year	-	-	-	-	(446,708)	(446,708)

Balance, March 31,2010	9,248,000	3,848	614,352	-	(672,715)	(54,515)

Issued for services@ $1.03	300,000	300	308,700	-	-	309,000
Issued for acquisition @ $3.15	1,098,000	1,098	3,457,602	-	-	3,458,700
Issued for acquisition @ $1.03	76,500,000	76,500	78,718,500	-	-	78,795,000
Issued for acquisition @ $3.15	901,000	901	2,837,249	-	-	2,838,150
Net loss for the period	-	-	-	5,294	(1,121,861)	(1,116,567)

Balance, December 31,2010	88,047,000	82,647	85,936,403	5,294	(1,794,576)	84,229,768

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

As of December 31, 2010, the Company has a working capital deficit of $544,389 and has incurred losses totaling $1,794,576. If future financing is unavailable, the Company may not be able to meet its ongoing obligations, in which case the realizable values of its assets may decline materially from current estimates. The Company plans to improve its financial condition by obtaining new financing.

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

e) Mineral Property Costs

The Company is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under ASC 360-10-35, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. The gold mine has been out of operation for about half year and the management is working on the forecast of cash flow after resume to operate, including the investment, timing, working progress and the expected cash flow in. The management definitely expresses the evaluation would be completed within 2 months and will decide the value of mineral right then, but the management is confident that there is no impairment.

f) Goodwill

Goodwill was generally acquired in acquisitions in 2010. Accounting Standards Codification No. 805, Goodwill and Other Intangible Assets, or ASC 805, requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. The gold mine has been out of operation for about half year and the management is working on the forecast of cash flow after resume to operate, including the investment, timing, working progress and the expected cash flow in. The management definitely expresses the evaluation would be completed within 2 months and will decide the value of goodwill then, but the management is confident that there is no impairment.

g) Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260-10-50, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled 88,047,000 as at December 31, 2010 (9,248,000 as at March 31, 2010).

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

4. RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2010, the following were paid or accrued to persons having a 10% or greater interest in the Company and to a company controlled a director and officer of the Company.

	For the Nine Months Ended December 31,
	2010	2009
	USD	USD
Consulting fee to Geoffrey Armstrong	$355,882	$121,000

	As of December 31	As of March 31
	2010	2010
	USD	USD
Due to related party	$189,457	$20,176
Monies owed to a Daniel S. Mckinney	71,385	28,570
	$260,842	$48,746

Mr. Geoffrey Armstrong was the director of the board of the Company as of December 31, 2009 and resigned on April 5, 2010. Mr. Armstrong continues as a consultant to the Company. His contract was bought out by the Company for the sum of $300,000 and he is being paid at the rate of $5,000 per month. This rate has continued since December 1, 2009 and all amounts owed are being accrued.

Mr. Mckinney is owed $713,885 for all expenses paid on behalf of the Company and was money advanced to the Company.

5. COMMON STOCK

The Company is currently authorized to issue 1,000,000,000 shares of common stock with a par value of $0.001 per share.  All shares have equal voting rights and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock, if they choose to do so, elect all of the directors of the Company.

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

On January 26, 2010, the Company issued 76,500,000 shares at a deemed price of $1.03, for the acquisition of 100% of Joyous Fame International Limited. During the period ended December 31, 2010, the Company issued 300,000 shares at a deemed price of $1.03 to a consultant for investor relation services. On May 13, 2010, the Company issued 1,098,000 shares at a deemed price of $3.15 for the acquisition of a 28% equity interest in Legarleon Precious Metals Limited and a further 901,000 shares at a deemed price of $3.15 for a further 23% equity interest in Legarleon Precious Metals Limited on 12 July 2010. These issuances resulted in a significant increase in additional paid in capital in the period from April 1, 2010 to December 31, 2010.

As at December 31, 2010, the Company has not granted any incentive stock options.

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

	For the Nine Months Ended		September 1, 2005 (Date of Inception) to December 31,
	December31, 2010	December 31, 2009	2010
	USD	USD	USD

Net operating loss	(1,121,861)	(212,709)	(1,794,576)

Increase in valuation allowance	1,121,861	212,709	1,794,576
Net deferred tax asset	-	-	-

B. Significant components of the Company’s deferred income tax assets are as follows:

	For the Nine Months Ended		September 1, 2005 (Date of Inception) to
	December 31, 2010	December 31, 2009	December 31, 2010
	USD	USD	USD

Operating loss carried forward	672,715	226,007	-
Operating loss for the period	1,121,861	212,709	1,794,576

	1,794,576	438,716	1,794,576
Statutory tax rate	34%	34%	34%
Net deferred tax asset	-	-	-

Valuation allowance	(1,794,576)	(438,716)	(1,794,576)

C. The Company has incurred operating losses of $1,509,269 which, if unutilized, will expire through to 2031. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

Income Tax Operating Losses Carried Forward
Amount	Expiration Date

$500	2026
62,833	2027
60,504	2028
102,170	2029
446,708	2030
1,121,861	2031
$1,794,576

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

8. SUBSEQUENT EVENTS

No significant event has been noted for the Group in respect of the period subsequent to December 31, 2010.

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

Plan of Operation

We were incorporated in the State of Wyoming as a for-profit company on September 1, 2005 and established a fiscal year at the end of March 31. Element92 Resources was incorporated under the laws of the State of Wyoming as Ace Lock & Security. On March 5, 2007, we filed a Certificate of Amendment with the Wyoming Secretary of State changing our name to YINFU GOLD CORP. and increasing our authorized capital to 100,000,000 common shares. YINFU GOLD CORP. is a start-up, exploration stage company engaged in the search for commercially viable minerals, most notably, uranium. We have optioned 14 mineral claims in the Province of Quebec, Canada. We have no property other than an option to acquire the claims. There is no assurance that a commercially viable mineral deposit exists on our claims or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility. The Company will proceed only if minerals are found and their extraction be deemed economically feasible.

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

Results Of Operations For The Period From April 1, 2010 Through December 31, 2010

We have achieved a turnover of $3,153,670, entirely from the trading and commission income of Legarleon Precious Metal Limited, and a gross profit of $791,327 for the period. After taking into account administration expenses of $1,786,880 and netting off of Non-controlling interest income of $126,308, we arrived at a net loss for the period of $1,121,861.

Capital Resources and Liquidity

We have very limited capital resources and will rely upon the issuance of common stock to fund expenses including legal and auditing fees, exploration expenses, required payments for our claims and office expenses. Cash and cash equivalents from inception to date have been insufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement our business plan during the next twelve months.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception to December 3, 2010. The Company has not realized economic production from its mineral properties as of December 31, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven reserves, or determining if the mineral properties can be mined economically. These financial statements do not include any adjustments that might result from the outcome of these uncertainties. If we are unable to raise a sufficient amount of capital to continue to implement our business plan, we might be forced to pursue a definitive agreement for the acquisition of our Company through a reverse merger.

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

Goodwill

Management is aware of and concerned about the issue of the accounting treatment of the mining right as well as goodwill. Mine production was temporarily suspended for a certain period of time thus no sales revenue nor sufficient cash flow could be generated to fund our operations. However, as of the date of this report, mine production has been resumed. Management is confident that cash flows shall be able to go back to positive very soon. Further, apart from raising funds through an equity offering or by a suitable joint venture mentioned in the Plan of Operation section above, we are actively in negotiations with certain investment bankers to raise loans to finance the mine operations as well as to further strengthen our cash flow positions. As such, we will put together a package and reflect all the changes in the upcoming 10-K report.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

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

/s/ Wilson Huang Dong-sheng	February 17, 2011
Wilson Huang Dong-sheng
Chairman, Acting CEO and CFO
YINFU GOLD CORP.