Form 10-K
period 2010-12-31
Yinfu Gold Corp.
filed 2011-08-19
CIK 1438461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 333-152242

Yinfu Gold Corporation
(Exact Name of Registrant as Specified in Its Charter)

Wyoming	20-8531222
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Level 19, Two International Finance Centre, 8 Finance St., Central, Hong Kong	N/A
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 852 2251 1695
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
(the registrant is not yet required to submit Interactive Data)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was $105,657,600.

As of August 15, 2011 there were outstanding 88,048,000 shares of the registrant’s common stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE
None

–i–

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, including statements under “Item 1. Business,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, although the safe harbor under those statutes do not apply to companies such as InferX that issue penny stock.  Forward-looking statements include, among other things, business strategy and expectations concerning industry conditions, market position, future operations, margins, profitability, liquidity and capital resources. Forward-looking statements generally can be identified by the use of terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate” or “believe” or similar expressions or the negatives thereof. These expectations are based on management’s assumptions and current beliefs based on currently available information. Although we believe that the expectations reflected in such statements are reasonable, we can give no assurance that such expectations will be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K. Our operations are subject to a number of uncertainties, risks and other influences, many of which are outside our control, and any one of which, or a combination of which, could cause our actual results of operations to differ materially from the forward-looking statements.

-ii-

PART I

Item 1.	Business.

Overview

The Company is a development stage company engaged in the search for commercially viable mineral properties for acquisition, for exploration, for development and for ultimate claims on exploiting minerals. The Company has the rights to 14 mineral claims in the Province of Quebec, Canada. The Company has no property in Canada other than an option to acquire the claims. There is no assurance that a commercially viable mineral deposit (reserve) exists on the Quebec claims or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility. The Company will proceed only if minerals are found and their extraction be deemed economically feasible.

On June 15, 2010, the Company became a gold mining company after it closed on the acquisition of the Penglai (Huwei) gold mine, a producing gold mine, and the Roncheng gold deposit, both in Shandong Province of The Peoples’ Republic of China. The Company paid a total of 76,500,000 restricted shares for the acquisition of 100% equity of the two gold mining companies.  Based on further due diligence results, the Company determined that the value of Roncheng was far below the agreed purchase value. On February 4, 2011, the Company reached an agreement with the seller of Rongcheng to terminate the purchase and received the Company’s common stock deposit towards the purchase in return. In the future, the Company may decide to renegotiate the purchase of the mine at a lower price.

Gold Mine

Huwei (Wujia) Gold Mine and Processing Plant

Status: The Huwei gold mine (also referred to as the Wujia gold mine in some reports) was granted a mining license in late 2009 and commenced mining activities using typical Chinese underground mining methods. As part of the documentation to support the closing of the purchase of the Huwei gold mine by the Company, the owners and operators of Huwei commissioned the Sixth Shandong Institute of Geology and Mineral Exploration to conduct a comprehensive geological survey and mining feasibility analysis of the property. The report provides strong evidences to support the feasibility of effective gold extraction via underground tunnels and indicates that the Huwei mine has a contained gold reserve of 10.57 tons. The owners and operators of the Huwei gold mine had finished the construction of a mining shaft for vein No. 2 (as identified by the geological survey) and developed underground mining tunnels at four levels with maximum depth at 215 meters below ground.

The Huwei gold mine and its processing plant are located 70 km west of Yantai City of the Shandong Province of The Peoples’ Republic of China. The mine can be accessed by a paved road which connects the main highway to the mine and its processing plant.

Licenses and Permits: The licensed mining area covers 0.222 square kilometers within the existing licensed exploration area of 0.34 square kilometers. Both the Mining License and the Exploration License are owned by the Panglai Huwei Mining Investment Co., Ltd.

Revenues: For the year ending March 31, 2010, the Huwei mining operations produced revenues of $8.3 million

Temporary Mine Closure April 2010 until February 2011: As a result of a severe gold mining accident in Shandong in early 2010, the Shandong Province government ordered a temporary closure of all gold mines to conduct a province-wide safety inspection. Only the gold mines which could pass the safety inspection were allowed to resume mining activities. In January 2011, Huwei passed the safety inspection and received the permit to resume its mining activities.

Corporate History

The Company was originally incorporated as Ace Lock and Security Inc. in the State of Wyoming on September 1, 2005 and established a fiscal year at the end of March 31. On March 5, 2007, Ace Lock and Security Inc. filed a Certificate of Amendment with the Wyoming Secretary of State to change the Company's name to Element92 Resources Corp. and increased the Company's authorized capital to 100,000,000 common shares.  The Company applied to the Financial Industry Regulatory Authority (FINRA) to change its name from Element92 Resources Corp. to Yinfu Gold Corporation in 2010. On November 18, 2010 FINRA notified the Company that its name change from Element92 Resources Corp. to Yinfu Gold Corporation was effective.

Strategy

We intend to raise additional funds in order to be able to manage our operations and cash resources in a manner consistent with its expectation that we will be able to satisfy cash requirements through fiscal 2011. Our anticipated primary operating costs for 2011 are as follows:

1.      Required work program on the Quebec Claims: The work will consist of grid emplacement, concentrated geological mapping and sampling and geophysical surveys.

2.      Increase the Company's revenues by:

a.
increasing mining output of the Huwei gold mine by expanding the capacity of its processing plant, adding a second mining shaft and additional mining tunnels; these will double the existing production capacity when the shafts and mining tunnels are completed;

b.
closing the purchase of one or two operating gold mines with confirmed reserves of 10 tons or more, preferably in close proximity to Huwei in the Shandong Province to allow the economic use of management and Company resources.

We may consider an equity offering within the next six months to provide funding for the above activities. We are also exploring other financing vehicles to fund our operations, including debt financing.

We also are seeking a joint venture partner to assist in the effort to explore and develop our Quebec claims. We may decide to abandon these claims if no suitable joint venture partner can be found and focus our business on gold exploration, gold mining and growing our business through strategic gold mine acquisitions.

Competition

There is aggressive competition within the minerals industry to discover and acquire mineral properties considered to have commercial potential. We compete for the opportunity to participate in promising exploration projects with other entities, many of which have greater resources than us. In addition, we compete with others in efforts to obtain financing to acquire and explore mineral properties, acquire and utilize mineral exploration equipment and hire qualified mineral exploration personnel.

Regulation

Our mineral exploration activities are subject to various central government and local laws and regulations governing prospecting, exploration, production, labor standards, occupational health and mine safety, control of toxic substances, land use, water use, land claims of local people and other matters involving environmental protection and taxation. New rules and regulations may be enacted or existing rules and regulations may be applied in a manner which could limit or curtail exploration at our property. It is possible that future changes in these rules or regulations could have a significant impact on our business, causing those activities to be economically re-evaluated at that time.

Employees

We have four employees: three are full-time employees, all of whom are executive employees and one is an administrative employee.  To the best of our knowledge, we are in compliance with local prevailing wage regulations. None of our employees is represented by any collective bargaining agreement, and our relationship with our employees is good.

Item 1A.	Risk Factors.

Investing in our securities involves a high degree of risk.  Before investing in our securities, you should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock.  If any of these risks or uncertainties actually occurs, our business, financial condition or future operating results could be materially harmed. In that case, the price of our common stock could decline and you could lose part or all of your investment.

Risks Related to Our Operating Results and Business

We have a limited history of commercial production.

We have a limited history of commercial production and have carried on our business at a loss.  As a result, there is only limited historical financial and operating information available on which to base your evaluation of our performance. We have never achieved profitability. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in the light of problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks our business will likely fail and you will lose your entire investment.

We are required to raise additional capital to fund our exploration and production programs, including on the Huwei property.

We are an early stage company and currently do not have sufficient capital to fully fund any long-term plan of operation at the Huwei gold mine. We will require additional financing in 2011 and beyond to fund exploration of and production on our properties, if warranted, to attain self-sufficient cash flows. We expect to obtain financing through various means including, but not limited to, private or public placement offerings of debt or our equity securities, the exercise of outstanding warrants, the sale of a production royalty, the sales of gold from future production, joint venture agreements with other mining companies, or a combination of the above. We estimate that we will require substantial additional financing thereafter, the level of which will depend on the results of our exploration work and recommendations of our management and consultants. Failure to obtain sufficient financing may result in delaying or indefinite postponement of exploration or even a loss of some property interest. Additional capital or other types of financing may not be available if needed or, if available, may not be available on favorable terms or terms acceptable to us. Failure to raise such needed financing could result in us having to discontinue our mining and exploration business.

Recent market events and conditions, including disruptions in the U.S. and international credit markets and other financial systems and the deterioration of the U.S. and global economic conditions, could, among other things, impede access to capital or increase the cost of capital, which would have an adverse effect on our ability to fund our working capital and other capital requirements.
Beginning in late 2007, the U.S. credit markets began to experience serious disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market (particularly, subprime and non-prime mortgages) and a decline in the credit quality of mortgage backed securities. These problems led to a slow-down in residential housing market transactions, declining housing prices, delinquencies in non-mortgage consumer credit and a general decline in consumer confidence. These conditions caused a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and created a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. Notwithstanding various actions by the U.S. and foreign governments, concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions caused the broader credit markets to further deteriorate and stock markets to decline substantially. In addition, general economic indicators have deteriorated, including declining consumer sentiment, increased unemployment and declining economic growth and uncertainty about corporate earnings.

Actual capital costs, operating costs, production and economic returns may differ significantly from those anticipated and there are no assurances that any future development activities will result in profitable mining operations.

We have a limited operating history on which to base any estimates of future operating costs related to any future development of our properties. Capital and operating costs, production and economic returns, and other estimates contained in pre-feasibility or feasibility studies may differ significantly from actual costs, and there can be no assurance that our actual capital and operating costs for any future development activities will not be higher than anticipated or disclosed.

Exploration activities involve a high degree of risk.

Our operations on our existing gold mine property and future properties will be subject to all the hazards and risks normally encountered in the exploration for deposits of gold. These hazards and risks include, without limitation, unusual and unexpected geologic formations, seismic activity, rock bursts, pit-wall failures, cave-ins, flooding and other conditions involved in the drilling and removal of material, any of which could result in damage to, or destruction of, mines and other producing facilities, damage to life or property, environmental damage and legal liability. Milling operations, if any, are subject to various hazards, including, without limitation, equipment failure and failure of retaining dams around tailings disposal areas, which may result in environmental pollution and legal liability.

The parameters that would be used at our properties in estimating possible mining and processing efficiencies would be based on the testing and experience our management has acquired in operations elsewhere. Various unforeseen conditions can occur that may materially affect estimates based on those parameters. Unforeseen and uncontrollable difficulties may occur in planned operations at our properties which could lead to failure of the operation.

If we build a large gold mining operation at Huwei or possible future gold mines based on existing or additional deposits of gold mineralization that may be discovered and proven, we plan to process the resource using technology that has been demonstrated to be commercially effective at other geologically similar gold deposits elsewhere in the world. These techniques may not be as efficient or economical as we project, and we may never achieve profitability.

We may be adversely affected by a decrease in gold prices.

The value and price of our securities, our financial results, and our exploration activities may be significantly adversely affected by declines in the price of gold and other precious metals. Gold prices fluctuate widely and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the relative value of the United States dollar against foreign currencies on the world market, global and regional supply and demand for gold, and the political and economic conditions of gold producing countries throughout the world. The price for gold fluctuates in response to many factors beyond anyone’s ability to predict. The prices that would be used in making any economic assessment estimates of mineralized material on our properties would be disclosed and would probably differ from daily prices quoted in the news media. Percentage changes in the price of gold cannot be directly related to any estimated resource quantities at any of our properties, as they are affected by a number of additional factors. For example, a ten percent change in the price of gold may have little impact on any estimated quantities of commercially viable mineralized material at Huwei and would affect only the resultant cash flow. Because any future mining at Huwei would occur over a number of years, it may be prudent to continue mining for some periods during which cash flows are temporarily negative for a variety of reasons, including a belief that a low price of gold is temporary and/or that a greater expense would be incurred in temporarily or permanently closing a mine there.

Mineralized material calculations and life-of-mine plans, if any, using significantly lower gold and precious metal prices could result in material write-downs of our investments in mining properties and increased reclamation and closure charges.

In addition to adversely affecting any of our mineralized material estimates and its financial aspects, declining metal prices may impact our operations by requiring a reassessment of the commercial feasibility of a particular project. Such a reassessment may be the result of a management decision related to a particular event, such as a cave-in of a mine tunnel or open pit wall. Even if any of our projects may ultimately be determined to be economically viable, the need to conduct such a reassessment may cause substantial delays in establishing operations or may interrupt on-going operations, if any, until the reassessment can be completed.

Estimates of mineralized material are subject to evaluation uncertainties that could result in project failure.

Our exploration and future mining operations, if any, are and would be faced with risks associated with being able to accurately predict the quantity and quality of mineralized material within the earth using statistical sampling techniques. Estimates of any mineralized material on any of our properties would be made using samples obtained from appropriately placed trenches, test pits and underground workings and intelligently designed drilling. There is an inherent variability of assays between check and duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated. This could result in uncertainties that cannot be reasonably eliminated from the process of estimating mineralized material. If these estimates were to prove to be unreliable, we could implement a plan that may not lead to commercially viable operations in the future.

We depend on a single property - the Huwei property.

Our only mineral property at this time is the Huwei property so we are solely dependent upon a single mining operation for our revenue and profits, if any.  If we are not able to expand production or if production is halted for any reason we will not have any source of revenues which could compel us to cease operations.

Government regulation may adversely affect our business and planned operations.

Our mineral exploration activities are subject to various laws governing prospecting, mining, development, production, taxes, labor standards and occupational health, mine safety, toxic substances, land use, water use, land claims of local people and other matters in the The People's Republic of China. New rules and regulations may be enacted or existing rules and regulations may be applied in a manner that could cause unanticipated increases in our exploration expenses, capital expenditures or future production costs, and could limit or curtail or result in abandonment of operations at our Huwei property or at other gold mines in the future should we be able to purchase such additional properties.

Our activities are subject to environmental laws and regulations that may materially adversely affect our future operations, in which case our operations could be suspended or terminated.

We are subject to a variety of central government and local statutes, rules and regulations in connection with our exploration and mining activities. We are required to obtain various governmental permits to conduct exploration at and development of our existing and future gold mining properties. Obtaining the necessary governmental permits is often a complex and time-consuming process involving numerous central government and local agencies. The duration and success of each permitting effort is contingent upon many variables not within our control. In the context of permitting, including the approval of reclamation plans, we must comply with known standards, existing laws, and regulations that may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and the interpretation of the laws and regulations implemented by the permitting authority. The failure to obtain certain permits or the adoption of more stringent permitting requirements could have a material adverse effect on our business, plans of operation, and property in that we may not be able to proceed with our exploration and production programs. Compliance with statutory environmental quality requirements may require significant capital investments, significantly affect our earning power, or cause material changes in our intended activities. Environmental standards imposed by central government and local governments may be changed or become more stringent in the future, which could materially and adversely affect our proposed activities. As a result of these matters, our operations could be suspended or cease entirely.

Mineral exploration and mining are subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Insurance against environmental risk (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to us (or to other companies in the minerals industry) at a reasonable price. To the extent that we become subject to environmental liabilities, the remediation of any such liabilities would reduce funds otherwise available to us and could have a material adverse effect on our financial condition. Laws and regulations intended to ensure the protection of the environment are constantly changing, and are generally becoming more restrictive.  Compliance with statutory environmental quality requirements may require significant capital investments, significantly affect our earning power, or cause material changes in our intended activities. Environmental standards imposed by central and local governments may be changed or become more stringent in the future, which could materially and adversely affect our proposed activities. As a result of these matters, our operations could be suspended or cease entirely.

We do not insure against all risks.

Our insurances will not cover all the potential risks associated with our operations. We may also be unable to maintain insurances to cover these risks at economically feasible premiums. Insurance coverages may not continue to be available or may not be adequate to cover any resulting liability. Moreover, insurances against risks such as environmental pollution or other hazards as a result of exploration and production are not generally available to us or to other companies in the mining industry on acceptable terms. We might also become subject to liability for pollution or other hazards for which we may not be insured against or for which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial condition and results of operations.

We compete with larger, better capitalized competitors in the mining industry.

The mining industry for both gold and uranium is acutely competitive in all of its phases. We face strong competition from other mining companies in connection with the acquisition of exploration stage properties, or properties capable of producing precious metals. Many of these companies have greater financial resources, operational experience and technical capabilities than us. As a result of this competition, we may be unable to maintain or acquire attractive mining properties on terms we consider acceptable or at all. Consequently, our revenues, operations and financial condition and possible future revenues could be materially adversely affected by actions by our competitors.

Because access to our uranium claims is sometimes restricted by inclement weather, we may be delayed in our exploration and any future mining efforts.

Access to the uranium claims may be restricted to the period between March and November of each year due to snow in the area. As a result, any attempts to visit, test, or explore the property may be limited to these months of the year when weather permits such activities. These limitations can result in delays in exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found. Such delays can result in our inability to meet deadlines for exploration expenditures as. This could cause our business venture to fail and the loss of your entire investment in this offering unless we can meet deadlines.

Risks Related to Our Common Stock

Currently, there is a limited trading market for our common stock, which may adversely impact your ability to sell your shares and the price you receive.

There is currently a limited trading market for our common stock and a more active trading market for our common stock may never develop or be sustained. The market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, general market conditions and other factors.  In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely affect the market price of our common stock without regard to our operating performance. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future.  We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.  Furthermore, for companies such as us whose securities are quoted on the OTC Bulletin Board or Pink Sheets, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.  These factors may negatively impact your ability to sell shares of our common stock and the price you receive.

Our common stock is deemed to be a “penny stock,” which may make it more difficult for you to sell your shares.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or another national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years).  These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  Remaining subject to the penny stock rules should be expected to have an adverse effect on the market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them.  This could cause our stock price to decline.

We need to raise additional capital, but that capital may not be available.

Our existing capital is insufficient to fund our operations beyond the third quarter of 2011.  We believe the anticipated revenues from potential customer contracts along with the sale of a limited amount of equity will enable us to meet our financial obligations as they become due.  However, we are not generating sufficient revenues to increase our working capital or to carry out our proposed business objectives and continue to operate as a going concern beyond the near term, and we need to obtain additional financing or reduce our expenses by curtailing our operations.

We cannot assure you that we will be successful or that our operations will generate sufficient revenues, if any, to meet the expenses of our operations.  Although we are seeking additional financing, such financing may not be available or, if available, may not be available on satisfactory terms.  Additionally, the nature of our business activities may require the availability of additional funds in the future due to more rapid growth than is forecast, and thus, we may need additional capital or credit lines to continue that rate of business growth.  We may encounter difficulty in obtaining these funds and/or credit lines. Moreover, even if additional financing or credit lines were to become available, it is possible that the cost of such funds or credit would be high and possibly prohibitive.

If we were to decide to obtain such additional funds by equity financing in one or more private or public offerings, current stockholders would experience a corresponding decrease in their percentage ownership.

Item 1B.	Unresolved Staff Comments.

The Company has received no written comments from the SEC staff regarding its periodic or current reports as filed under the Securities Exchange Act of 1934, nor on any filings made pursuant to the Securities Act of 1933, that remain unaddressed or unresolved as of the filing date of this Report.

Item 2.	Description of Property.

The Company holds an option to acquire 14 uranium mineral claims located in Huddersfield Township and Clapham Township in the Province of Quebec, Canada. These claims are located 60 miles north west of Ottawa Ontario. (Please see Claims Maps: Exhibit 99.1 and Claims File: Exhibit 99.2)

The Huwei gold mine property is comprised of approximately 0.2224 square kilometers  under an exploration permit for 3.4 kilometer that is 100% owned by the Company. The property is located 70 km west of Yantai City of the Shandong Province of  The Peoples’ Republic of China. The access to the property is by a good cement road. The mining permit was granted by the authorities at the end of 2009.  In the Penglai exploration area, there are four mineralized veins under active development. Veins No. 1 and No. 3 have small scale excavation on the surface however; Vein No. 2 is the vein with the most active work. Vein No. 4 was previously worked by an earlier owner however they did not exploit the mineralization to its full potential. As a result, this vein is being re-examined for further potential.

Item 3.	Legal Proceedings.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Market Information

Transactions in our common stock are presently quoted the Pink Sheets under the symbol “ELRE”.

The closing bid prices for our common stock for the period from March 31, 2009 through March 31, 2011, as reported by OTC Markets Inc.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low

Fiscal Year Ended March 31, 2010:
First Quarter (April 1, 2009 –June 30, 2009)	$.10	$.10
Second Quarter (July 1, 2009 – September 30, 2009)	$.10	$.10
Third Quarter (October 1, 2009 – December 31, 2009)	$.15	$.10
Fourth Quarter (January 1, 2010 – March 31, 2010)	$2.75	$.25

Fiscal Year Ended March 31, 2011:
First Quarter (April 1, 2010 – June 30, 2010)	$8.80	$8.80
Second Quarter (July 1, 2010 – September 30, 2010)	$7.60	$5.60
Third Quarter (October 1, 2010 – December 31, 2010)	$6.35	$.50
Fourth Quarter (January 1, 2011 –March 31, 2011)	$1.10	$.36

Holders

As of August 15, 2011, there were 385 record stockholders of 88,048,000 issued and outstanding shares of our common stock.

Dividends

We do not intend to pay cash dividends on our common stock for the foreseeable future, but currently intend to retain any future earnings to fund the development and growth of our business.  The payment of dividends if any, on the common stock will rest solely within the discretion of the Board of Directors and will depend, among other things, upon our earnings, capital requirements, financial condition, and other relevant factors.  We have not paid or declared any dividends upon our common stock since inception.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management discussion and analysis provides information on the activities of Yinfu Gold Corporation (formerly “Element92 Resources Corp.” or the “Company”) and should be read in conjunction with the audited financial statements and notes thereto for the audited financial statements and notes thereto for the year ended March 31, 2011. Readers are cautioned that management’s discussion and analysis contains forward-looking statements and that actual events may vary from management’sexpectations

Overview

The Company is a development stage company engaged in the search for commercially viable mineral properties for acquisition, for exploration, for development and for ultimate claims on exploiting minerals. The Company has the rights to 14 mineral claims in the Province of Quebec, Canada. The Company has no property in Canada other than an option to acquire the claims. There is no assurance that a commercially viable mineral deposit (reserve) exists on the Quebec claims or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility. The Company will proceed only if minerals are found and their extraction be deemed economically feasible.

On June 15, 2010, the Company became a gold mining company after it closed on the acquisition of the Penglai (Huwei) gold mine, a producing gold mine, and the Roncheng gold deposit, both in Shandong Province of The Peoples’ Republic of China. The Company paid a total of 76,500,000 restricted shares for the acquisition of 100% equity of the two gold mining companies.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, US GAAP.

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Basis of Presentation

The Company’s audited financial statements have been stated in United States Dollars and prepared in accordance with generally accepted accounting principles in the United States of America.

Use of Estimates

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

Revenue Recognition

Revenue is recognized when all of the following criteria are met:

- Persuasive evidence of an arrangement exists;
- Delivery has occurred or services have been rendered;

- The seller's price to the buyer is fixed or determinable; and
- Collectability is reasonably assured.

The Company continually performs analyses of returns and allowances and records a provision at the time of sale if necessary. The Company revisits this estimate regularly and adjusts it if conditions change.

Mining and Exploration Costs

Mining and Exploration costs are charged as costs when incurred and included in operating costs.

Results of Operations

On June 15, 2010, the Company becomes a gold mining company after it closed on the acquisition of the Penglai (Huwei), a producing gold mine, and the Roncheng gold deposit, both in Shandong Province of The Peoples’ Republic of China. The Company paid a total of 76,500,000 restricted shares for the acquisition of 100% equity of the two gold mining companies.

Huwei (Wujia) Gold Mine and Processing Plant

Status: The Huwei gold mine (also referred to as the Wujia gold mine in some reports) was granted a mining license in late 2009 and commenced mining activities using typical Chinese underground mining methods. As part of the documentation to support the closing of the purchase of the Huwei gold mine by the Company, the owners and operators of Huwei commissioned the Sixth Shandong Institute of Geology and Mineral Exploration to conduct a comprehensive geological survey and mining feasibility analysis of the property. The report provides strong evidences to support the feasibility of effective gold extraction via underground tunnels and indicates that the Huwei mine has a contained gold reserve of 10.57 tons. The owners and operators of the Huwei gold mine had finished the construction of a mining shaft for vein No. 2 (as identified by the geological survey) and developed underground mining tunnels at four levels with maximum depth at 215 meters below ground.

The Huwei gold mine and its processing plant are located 70 km west of Yantai City of the Shandong Province of The Peoples’ Republic of China. The mine can be accessed by a paved road which connects the main highway to the mine and its processing plant.

Licenses and Permits: The licensed mining area covers 0.222 km2 within the existing licensed exploration area of 0.34 km2. Both the Mining License and the Exploration License are owned by the Panglai Huwei Mining Investment Co., Ltd.

Revenues: For the year ending March 31, 2010, the Huwei mining operations produced revenues of $8.3 million

Temporary Mine Closure April 2010 until February 2011: As a result of a severe gold mining accident in Shandong in early 2010, the Shandong Province government ordered a temporary closure of all gold mines to conduct a province-wide safety inspection. Only the gold mines which could pass the safety inspection were allowed to resume mining activities. In January 2011, Huwei passed the safety inspection and received the permit to resume its mining activities.

South Shijing Gold Exploration Area (Roncheng)

Status: The South Shijing Gold Exploration Area is an early stage exploration project which is currently undergoing exploration works to identify and define gold mineralization within the existing licensed areas. Limited surface mapping, as well as trench sampling and exploration have been conducted.

Location: The South Shijing Exploration Area is located in the Datuan District of Rongcheng City, in Shandong Province and is accessed by a simple dirt road.

Licenses and Permits: Management indicated that an Exploration License covering a total area of 5.48 km2 is in place and is valid from December 22, 2009 to September 30, 2011.

Geology: In the South Shijing Exploration Area, there is a reservoir which divides the exploration area into two parts, namely the East and West Exploration Areas. Current exploration activities are being undertaken by The Sixth Shandong Institute of Geology and Mineral Exploration.

Termination of Rongcheng Gold Mine Purchase: Based on further due diligence results, the Company determined that the value of Roncheng was far below the agreed purchase value. On February 4, 2011, the Company reached an agreement with the seller of Rongcheng to terminate the purchase and received the Company’s common stock deposit towards the purchase in return. In the future, the Company may decide to renegotiate the purchase of the mine at a lower price.

Results of Operations for the Year Ended March 31, 2011 versus 2010

Revenue, Costs of Sales and Gross profit

Following is comparison of our revenue, costs of sales and gross profit for the years end March 31, 2011 and 2010.

	Years Ended March 31,
	2011 (US $)	2010 (US $)	$ Change (US $)	%Change
Revenue	0	8,323,665	(8,323,665)	-100%
Costs of Sales	0	3,845,479	(3,845,479)	-100%
Sales tax	0	114,681	(114,681)	-100%
Gross Profit	0	4,363,505	(4,363,505)	-100%

Due to the requirement imposed by the Shandong Province to close the Huwei gold mine until a safety inspection to certify compliance with new safety regulations, the Company derived no revenue for the year ending March 31, 2011. The Company anticipates that gold production and exploration of Penglai Huwei will resume by the end of August, 2011.

The following table reconciles gross profit to income before income taxes.

	Years Ended March 31,		Increase (Decrease)
	2011 US$	2010 US $	$ Change US $	% Change
Gross profit	0	4,363,505	(4,363,505)	-100%
Sales expenses	0	0	0	0
Administrative expense	3,344,548	628,561	2,715,987	432%
Finance expenses	0	0	0	0
Operating profit (loss)	(3,344,548)	3,734,944	(7,079,492)	-190%
Subsidiary income	0	0	0	0
Sundry income	0	12,089	(12,089)	-100%
Other expenses	208,109	130,870	77,239	59%
Net profits (loss) before tax	(3,552,657)	3,616,163	(7,168,821)	-198%
Profit tax	(0)	1,061,505	(1,061,505)	-100%
Net profit after tax	(3,552,657)	2,554,658	(6,107,315)	-239%

Sales and Administrative Expenses

Administrative expenses for the year ended March 31, 2011 amounted to $3,720,849 compared with $628,561 for 2010, an increase of $3,092,288 or 492%. This significant increase in administrative expenses is primarily due to frequent financing activities by management.

Income Tax Expense

All of our income was generated from mainland China and was generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The profit tax expense amounted to zero for the year ended March 31, 2011 as no profit was made in the fiscal year 2010.

Liquidity and Capital Resources

As of March 31, 2011 we had cash and bank balances of $21,493. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

The following table sets forth a summary of our cash flows for the periods indicated.

	Years Ended March 31,
	2011 (US $)	2010 (US $)
Net cash provided by (used in) operating activities	(319,647)	348,781
Net cash provided by (used in) investing activities	5,231	(73,980)
Net cash provided by (used in) financial activities	0	0
Net increase (decrease) in cash	(314,415)	274,801

Operating Activities

Due to the inspection of the mine for compliance with local government safety regulations and ensuring compliance with those regulations, the Company's only gold mine was temporarily closed this year. Therefore, no operating activities occurred in fiscal year 2011.

Business Objectives and Growth Plan

The Company needs to raise additional funds in order to be able to manage its operations and cash resources in a manner consistent with its expectation that it will be able to satisfy cash requirements through fiscal 2011. The anticipated primary operating costs for the Company in 2011 are as follows:

 1. Required work program on the Quebec Claims: The work will consist of grid emplacement, concentrated geological mapping and sampling and geophysical surveys.

2. Increase the Company's revenue by:
a. increasing the mining output of the Huwei gold mine by expanding the capacity of its processing plant, adding a second mining shaft and additional mining tunnels; these will double the existing production capacity when the shafts and mining tunnels are completed;
b. closing the purchase of one or two operating gold mines with confirmed reserves of 10 tons or more, preferably in close proximity to Huwei in the Shandong Province; this will allow the economic use of management resources.

The Company may consider an equity offering within the next six months to provide funding for the above activities. The Company is also exploring other financing vehicles to fund its operations, including debt financing.

The Company is seeking a joint venture partner to assist in the effort to explore and develop the Company's Quebec claims. The Company may decide to abandon these claims if no suitable joint venture partner can be found and focus the Company's business in gold exploration, gold mining and growing its business through strategic gold mine acquisitions.

Investing Activities

Net increase of cash provided by investing activities was $5,231 for the year ended March 31, 2011, compared to the amount of ($73,980) in the year of 2010, an increase of $79,211. This increase is primarily due to income earned from other investments.

Financing Activities

Net cash used in financing activities was zero for the years ended March 31, 2010 and 2011.

Risk Assessment due to Unstable Financial Markets Worldwide

To meet the Company's business objectives and achieve the Company's growth plan the Company needs to raise additional capital either through debtor equity financing or through strategic partnerships with partners that have significant financial resources. Unless we are able to raise additional capital or find a joint venture partner with sufficient funds, there is no assurance that we will be able to maintain operations at a level sufficient to generate profit and allow investors to obtain a return on their investment in our common stock. The recent weakening of economic conditions in the United States and around the world could have negative effects on our ability to raise capital to fund our planned operations. If this situation continues over a prolonged period we may go out of business and our investors will lose their entire investment in our company.

The recent decreases in values of the common shares of companies worldwide will make selling shares to raise capital increasingly difficult. If the Company is not able to sell enough  shares via the public capital market to derive cash to meet our financial needs, we will have to resort to debt funding to satisfy the Company's cash needs. A tightening of credit has also been experienced in the world's economy recently. Because of the recent credit crisis, it is possible that we may not be able to borrow adequate amounts to fund our operations under satisfactory terms and at an acceptable interest rate. If we are unable to obtain the amount of money that we need to sustain operations we may go out of business and investors will lose their entire investment in our company.

We do not expect that the difficult economic conditions are likely to improve significantly in the near future. Further deterioration of the economy, and even consumers fear that the economy will deteriorate further, could intensify the adverse effects and may threaten the Company's survival under these difficult market conditions.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have, or are likely to have a current or future effect on our financial statements.

Seasonality

Our operating results and operating cash flows historically have not been subject to significant seasonal variations.

Recent Accounting Pronouncements

We do not have any accounting pronouncement recently.

Going Concern

The Company has continued to operate without attaining profitable operation and depends heavily on equity and debt financing to pursue exploration and mining activities. Unless the Company can raise enough capital to ramp up production and increase cash flow to attain profitability, it may not be able to continue as a going concern.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

The information required by this item appears following Item 15 of this report and is incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Acting President and Acting Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2010.  Based on this evaluation, our Acting President and Acting Chief Financial Officer concluded that our disclosure controls and procedures are not effective due to the existence of material weaknesses in our internal control over financial reporting, discussed below.

Management’s Report on Internal Control Over Financial Reporting.

Internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), is a process designed by, or under the supervision of, our Acting President and Acting Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our management, with the participation of our Acting President and Acting Chief Financial Officer, or persons performing similar functions, and in consultation with our board of directors, has established and maintained policies and procedures designed to maintain the adequacy of our internal control over financial reporting that it believes are appropriate in light of our limited activities, personnel and resources as a development stage company, and includes those policies and procedures that:

(1)  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect transactions and dispositions of our assets;

(2)  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment, management has concluded that our internal controls over financial reporting were not effective as of March 31, 2011 due to the existence of several material weaknesses in our internal control over financial reporting, discussed below.  Our Board of Directors has reviewed the results of management’s assessment. In addition, on a quarterly basis we will evaluate any changes to our internal control over financial reporting to determine if material changes occurred.

Material Weaknesses in Internal Controls

During the conduct of our assessment of internal control over financial reporting, we identified two material weaknesses and have advised the Board of Directors that the following material weaknesses existed at March 31, 2011. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a “material weakness” is a control deficiency or a combination of control deficiencies such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses exist in (i) the lack of independent oversight by an audit committee of independent members of the Board of Directors and (ii) the lack of segregation of duties in the financial reporting and compliance functions.  Due to the lack of financial resources, we have not taken any substantial steps towards resolving the material weaknesses described above.

While these material weaknesses did not have an effect on our reported results or result in the restatement of any previously issued financial statements or any other related disclosure, they nevertheless constituted deficiencies in our controls. In light of these material weaknesses and the requirements enacted by the Sarbanes-Oxley Act of 2002, and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our controls and procedures needed improvement and were not effective at a reasonable assurance level. Despite those deficiencies in our internal controls, management believes that there were no material inaccuracies or omissions of material fact in this annual report.

The elimination of the material weaknesses identified above will be among our highest priorities once we have sufficient resources to devote.

We cannot provide any assurance that neither we nor our independent auditors will in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date.

Inherent Limitations on Effectiveness of Controls

Our management, including the Acting President and Acting CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions of deterioration in the degree of compliance with policies or procedures.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in internal control over financial reporting.

During the last fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age, position and term of directorship, as applicable, of each of our directors and executive officers.  Directors are elected annually. Officers are selected by the Board of Directors and serve at the pleasure of the Board.

Name and Position	Age	Since

Wilson Dong Sheng Huang Chairman of the Board of Directors, Acting President and CEO	55	June 1, 2010

Charles Ying-Wai Lam Acting CFO, Director	58	February 23, 2011

Wang Nan Vice President	48	October 9, 2011

Dr. Augustine Cheung Director	64	October 9, 2011

Dr. Gang Xiao Director	49	October 9, 2011

Grant B. Walsh Director	63	October 9, 2011

Herman Lo Fu Man Director	53	October 9, 2011

Joseph Shuen-Chuen Chan Director	65	October 9, 2011

Management Biographies

Wilson Dong Sheng Huang, Acting President and Chairman of the Board

Wilson Dong Sheng Huang has over 20 years of broad financial and operational experience in the mining, finance and natural resources sectors. He is a well-known Chinese business leader as well as a prominent philanthropist in the provinces of Beijing, Mr. Huang has built several highly achieved enterprises. He currently oversees the construction of the Ccompany's latest generation of mines. With his leadership and vision, he plans to lead the Company into the future and become one of the China's most successful gold producers. Mr. Huang will be developing business relations and performing an instrumental role in bridging the East with the West. His vast knowledge of and familiarity with the Chinese operations is important for the success of the Company.

From 2008 to present he served as Chairman and Director at the Company. He has led the creation of the Company's development system, a comprehensive set of documented standards, tools, and templates to help the Company project teams deliver projects effectively and consistently. This knowledge management system allows Yin Fu to accumulate expertise, best practices and standard measurements that can be systematically applied to the Company's projects globally.

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

Mr. Huang is a Citizen of the PRC and a permanent resident of the United States

 Key Director Qualifications:  Mr. Huang has many years of experience in doing business in China and many contacts in China which are important elements for the success of the Company's business plan.

Augustine Yim-Pan Cheung, Ph.D., Director

Dr. Cheung has more than 25 years of experience as chief executive of public companies listed on the OTC Stock Market, the American Stock Exchange (AMEX), and the NASDAQ Stock Market (NASDAQ) in the USA and also on the Toronto Venture Exchange (TSXV) in Canada. Dr. Cheung received the degrees of Bachelor of Science, Master of Science, and Doctor of Philosophy, all from the University of Maryland in the USA. He was Assistant Professor and then Associate professor at the University of Maryland from 1975-1980. He was Associate Professor at the George Washington University in Washington D.C. from 1981-1984. In 1985, Dr. Cheung founded and has since managed three public companies and held positions as Chairman, Chief Executive Officer, and/or Chief Scientific Officer of these companies.

Dr. Cheung is currently President and Chief Executive Officer of Medifocus Inc., a dual listed public company in the USA and Canada. (TSXV:MFS.V and OTC: MDFZF.PK). Medifocus went public in November 2008 through the completion of a reverse merger of Celsion Canada Ltd., a private company founded by Dr. Cheung in January 2006, with Medifocus Inc, a Capital Pool Corporation listed on the TSXV. Since 2006, Dr.Cheung has raised more than $5 million for Celsion Canada and Medifocus as start-up capital.  In January 2010, Medifocus received approval for listing on the OTC pink sheets.

From January 1997 to March 2006, Dr. Cheung held the position of Chief Executive Officer and Chief Scientific Officer, and also Chairman (1997-2001) and Director (2001-2006) of Celsion Corporation (NASDAQ:CLN). During this period, he raised $40 million for Celsion and formulated the business restructuring and growth strategy which resulted in the eventual successful listing of Celsion on NASDAQ in 2006. During his tenure, Celsion completed the development and commercialization of two focused heat treatment systems for cancers and other diseases and also initiated the development of a tumor targeted cancer drug. His accomplishment during this period can be highlighted by the successful commercialization of “Prolieve”, a device for treatment of Prostate diseases with Boston Scientific Corporation as a strategic partner. Celsion received over $100 million from Boston Scientific through strategic partnership which included licensing payments, equity investment, revenue sharing, and an eventual product purchase.

From February 1985 to December 1996, Dr. Cheung founded Cheung Laboratories Inc. and took the Company public via an IPO in February 1985 (OTC-BB: CGLB). He served as Chairman, Chief Executive Officer and Chief Scientific Officer for Cheung Laboratories. He also raised over $8 million for the Company. During this period, the Company developed three microwave thermotherapy systems for treatment of cancer and successfully commercialized these systems worldwide. Starting in 1994, Cheung Laboratories collaborated with the Massachusetts Institute of Technology (MIT) and developed the Adaptive Phased Array Technology Platform which led to the development of the Microfocus APA 1000 focused heat cancer treatment system which received the premarket approval (PMA) from the US-FDA in 1997.  In 1996, Dr, Cheung decided to change the name of Cheung Laboratories to Celsion Corporation and upgrade the Company’s public listing status from the OTC to AMEX. The name change and the AMEX listing were approved in 1997 (AMEX: CLSN).

Dr. Cheung is a citizen of the United States of America.

Key Director Qualifications: Dr. Cheung is a valuable resource for our Board in light of his experience as an executive and founder of companies that were on traded on the OTCBB as well as listed on NASDAQ and the AMEX.  Dr. Cheung also has had experience in financing growth companies which is of benefit to the Company.

Gang Xiao, Ph.D., Director

Dr. Gang Xiao has more than 26 years of global experiences in the energy sector. His expertise covers inorganic chemistry, electrochemistry, organic chemistry, industrial catalysis and geosciences. His achievement in energy field and his international background has made him a distinguished world-class scientist. In May 2009 he was elected as a Fellow of the Royal Society of Chemistry (FRSC, UK),. He holds the position of Director of New Energy Research Center of CNOOC Research Institute and Chief Scientist of the CNOOC New Energy Investment Co., Ltd. from March 2009 (CNOOC - China National Offshore Oil Corporation is one of the largest oil companies, and the largest offshore oil and gas producer in China). He is responsible for developing advanced technologies in new energy fields.

From February 2002 to December 2008 he was the General Manager of Denmark-based Sci-Tech International Inc., Ltd. conducting research in the field of electrochemistry and industrial catalysis.

Dr. Gang Xiao worked as a senior scientist at Danish Power System Inc., Ltd. from February 2000 to February 2002 conducting research and development of fuel cells for electric vehicles.

From February 1996 to February 2002 he worked as an associate research professor at the Technical University of Denmark. He has been involved in the development of fuel cell types of PAFC, PEMFC, SOFC and MCFC. His research group has had collaboration with international companies such as Statoil, General Motors, Volvo, Honda and Haldor Topsoe.

Dr. Gang Xiao has also worked on the development of efficient conversion processes of natural gas employed by the Danish company Haldor Topsoe, from February 1995 to February 1996.s. He also has extensive experience in the fields of clean coal conversion and distributed energy uses.

Dr. Gang Xiao started working with fuel cells in 1987 and received his Ph.D. in Chemistry from Technical University of Denmark in February 1992 and worked as an assistant professor at the university until February 1995.

Dr. Gang Xiao is a specialist in International Energy Conservation Environmental Protection Association (IEEPA), member of International Solar Energy Society (ISES), member of The International Association of Catalysis Society (IACS), and deputy director of Energy Saving and Corporation Energy Management Association of China Energy Research Society (CERS).

Dr. Gang Xiao also works at Case Western Reserve University, Tongji University, Dalian Institute of Chemical and Physics (Chinese Academy of Sciences), Northwest University and Shenyang University of Chemical Engineering as visiting professor.

Dr. Gang Xiao has authored or co-authored 6 scientific books and more than 180 patents.

Key Director Qualifications:  Dr. Gang Xiao's experience as a scientist is helpful to the Company in light of the exploration activities that the Company will be conducting for both gold and uranium and the environmental studies that will be conducted in connection with those activities.

Grant B. Walsh, Director

Grant B. Walsh is a Chairman / Corporate Director / CEO with over 30 years experience in a variety of industries in the United States and Canada.

Since January 2007, Mr. Walsh has been the Chairman of Walsh Delta Group Inc., a firm specializing in governance, strategy, performance improvement and alternative dispute resolution.

Previously, Mr. Walsh was the Executive-in-Residence and Adjunct Professor at the DeGroote School of Business of McMaster University, Hamilton, Ontario, Canada from July 2005 to June 2007.

Grant Walsh has been the CEO of healthcare organizations in Hamilton, Ontario; St. Louis, Missouri; and Buffalo, New York as well as operated health facilities in Ohio and Illinois.  He has consulted internationally on issues related to healthcare, governance and strategy.

From July 1990 to September 1998 Mr. Walsh was Executive Vice President of the ServiceMaster Company, Downer’s Grove, Illinois where he was accountable for $550 million (U.S.) in revenue, 30,000 employees, and 10,000 properties in 44 states and Canada.  ServiceMaster was a Fortune 500, New York Stock Exchange company with $7.4 billion in revenue.

As a corporate director, Mr. Walsh has served on over 25 Boards and as Chairman of eight companies.  Currently, and since June 2010 Grant Walsh has been the Chairman of Canada Lands Company, a Canadian crown corporation.  Canada Lands is a globally recognized leader in acquiring, developing, operating and disposing of excess strategic federal government properties.  Its hallmark property is the CN Tower which it owns and operates and until recently, the Tower was the tallest building structure in the world.  It has more than one million visitors per year.

Since March 2009 Mr. Walsh has served as the Chairman of Medifocus Inc., Toronto, Ontario, which is traded on the Toronto Stock Exchange (Ventures).  Medifocus is in the third phase of clinical trials in the United States and Canada toward increasing the standard of breast cancer treatment using microwave technology to increase the efficacy of chemo and radiation therapies.

Mr. Walsh is also a member of the Boards of Cleveland Clinic Canada, Toronto and Maple Reinders Construction Company, Mississauga, Ontario.

He holds a Master of Business Administration degree in finance from Southern Illinois University and a designation as a Chartered Director from McMaster University and the Conference Board of Canada.

Key Director Qualifications:  Mr. Walsh has valuable business experience and contacts in Canada that the Company will be able to leverage through his participation as a Board member.

Joseph Shuen-Chuen Chan, Director

Joseph Chan has more than 30 years of experience in accounting and management. Currently he is the director of Harmony Asset Ltd., (since December 2006), a dual public listed company in Hong Kong and Canada (HK Stock Exchange and TSX), director of Champion Minerals Inc. (since November 2009), (TSX), Medifocus Inc.(since January 2010), (TSX-V) and Kaiyue International Inc. (since August 2010), (TSX-V) in Canada. Mr. Chan has involved in project analysis & evaluation, strategic planning and corporate governance. Mr. Chan holds the degree of Master of Business Administration from Edinburgh Business School, Heriot-Watt University, Scotland, U.K. Professionally Mr. Chan holds membership of Institute of Chartered Accountants in England & Wales, Hong Kong Institute of Certified Public Accountants and Certified General Accountants’ Association of Canada.

From February 2002 to July 2005, Mr. Chan was the CEO of CWL Management Consultants Ltd., which assisted companies to set up administrative accounting system/internal control, corporate governance and efficient manufacturing production lines. He had the experience on setting up two Korean owned newly set-up copper wire manufacturing plant in Ping Shan, Shenzhen City, China and office furniture manufacturing plant in Shenzhen City-Wa Kiu Shing, China.

From January 2001 to February 2002, Mr. Chan worked as Deputy CEO of Lamex Holdings Ltd., public listed company in Hong Kong Stock Exchange, which has more than 2000 workers in China manufacturing plant. During the period, Mr. Chan had done an organizational review of the plant and had subsequently achieved a saving of HK$30 million per year on manufacturing overheads.

From September 1993 to July 1998, Mr. Chan worked as CFO of Tai Ping Carpets International Ltd., a public listed company in Hong Kong Stock Exchange. The company had more than 10 manufacturing plants in South East Asia and marketing offices in U.S.A and Europe.

From February 1992 to August 1993, Mr. Chan worked as Finance & Administration Manager of Y.M.C.A. of Hong Kong.

From June 1989 to February 1992, Mr. Chan worked as Finance Controller of Crown Food Services Equipment Ltd., in Toronto, Canada. The company was a cooking boilers manufacturing plant in Toronto.

From September 1982 to January 1989, Mr. Chan worked as Assistant Professor of Hong Kong Polytechnic University, Department of Accountancy in Hong Kong.

From July 1976 to August 1982, Mr. Chan worked for the Treasury, Hong Kong Government as Head of accounting services for various departments.

Mr. Chan is the Citizen of both Hong Kong and Canada and is now residing in Toronto, Canada.

Key Director Qualifications:  Mr. Chan has business experience in operating companies both in China as well as in Canada which is important to the Company since its principal business focus is in these two countries.

Herman Lo Fu Man, Director

Mr. Lo started his career in October, 1979 at Deacon and Co. Ltd. where he handled marketing and quality control in Hong Kong and in August, 1985 became a director, and shareholder of R.H. Rickman Creative Ltd. where he managed letters of credit, logistics, quality control and marketing.

In April, 1989, he founded Fu Hong Industrial Co., which in 1992 became Fu Hong Industries Ltd., where he continues to serve as its Chairman and Director. As one of Fu Hong’s main designers and persons in charge of marketing and manufacturing development, Herman and his team consistently produce innovative, high quality infant products for the worldwide market.

In addition to his roles in Fu Hong and Dongguan Kidsme Trading, he has been Vice-Chairman in charge of investment property in Hong Kong at Uni-Creation Investments Ltd. since February, 2007, Vice-Chairman of Coco Villa Hotel in Dongguan China where he oversees hotel finance, development and infrastructure-related matters, and a Vice Chairman at Four Seasons Apartment Co. Ltd.

Since October 2007, he has been Chairman of Tsing Luen Sports Association and an active member of the Yunfu City CPPCC (Chinese People’s Political Consultative Conference) in Guangdong, China where he provides investment advice and support to help raise living standards for the people living in Yunfu City.

Mr. Lo holds a Hong Kong Permanent Identity Card & Hong Kong SAR Passport.

Key Director Qualifications:  The Company expects to rely on the contacts and business acumen of Mr. Lo given his business experience in China.

Wang Nan, Director

Mr. Wang Nan graduated from the Capital University of Economics and Business. He has over 14 years experience in practicing law with more than eight years spent in dealing with economic lawsuits. Mr. Wang Nan has held positions as Partner and director attorney in the Beijing DAWSUN law firm. He joined Ruilian Real Estate Group Limited, China, as a Vice president in January, 2008. Mr. Wang also worked as the Legal Adviser for China Shipping Group Co. Ltd and Yidong Electronic Group. In 2010, he became the Legal Adviser for Asia-Pacific department, China International Economic Cooperation & Development Bureau.

From January 2010 to current, Mr. Wang Nan has been the Legal Adviser for the Asia-Pacific department, China International Economic Cooperation & Development Bureau.

From February 2008 to current, he has been the Vice president and Director of China Ruilian Real Estate Group Limited, in charge of the legal department. Within the same period he has worked as the Legal Adviser of China Shipping Group Co., Ltd (listed on the main board of Hong Kong Exchange (Stock Code: 00651 HK), and was a consultant for Yidong Electronic Group (listed on the GEM of Hong Kong Exchange market. (Stock Code: 08249 HK).

Mr. Wang Nan has also been the Partner and Director attorney for the Beijing DAWSUN Law Office since February 2002. He works primarily as the legal adviser in the financing of public projects as well as project structure and modeling.

From October 1996 to January 2002, he worked in the Beijing Jinqiao Law office as a lawyer and engaged in: economic disputes, civil disputes in the litigation, as well as case execution. His principal clients are Morgan Stanley, JP Morgan Chase Bank, Bank of China, China Cereals, Oils and Foodstuffs Import and Export Group, China National Machinery Import and Export Group.

Mr. Wang Nan is a Citizen of the People Republic of China, Beijing Residency.

Key Director Qualifications:  Mr. Wang Nan's knowledge of Chinese laws applicable to the Company will be of great value to conducting its business in China.

Compliance with Section 16(a) of the Securities Exchange Act

Based solely upon a review by the Company of Forms 3 and 4 furnished under Rule 16a-3(e) of the Securities Exchange Act during its most recent fiscal year, Forms 5 furnished with respect to our most recent fiscal year and any written representations received from persons required to file such forms, the current officers and directors of the Company have not filed Form 3s but intend to do so within the next few weeks.  The Company is not aware of any beneficial owners of more than ten percent of any class of equity we have registered pursuant to Section 12 of the Securities Exchange Act who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year or prior fiscal years.

Code of Ethics

We have adopted a Code of Ethics that is applicable to our chief executive officer, chief financial officer, chief accounting officer and controller. That document is available on our website at  or upon written request made to Yinfu Gold Corporation, Level 19, Two International Finance Centre, 8 Finance St., Central, Hong Kong, Attention: Corporate Secretary.

Board of Directors and Audit, Governance and Compensation Committees

The Board held three meetings during fiscal 2011. No member attended fewer than 75% of the Board meetings and committee meetings on which the member sits.  We did not hold an annual meeting of shareholders in light of our limited financial resources and management's interest in spending those resources in opening the Huwei gold mine.

The Board has adopted written charters for each of its three standing committees: the Audit Committee, the Governance Committee and the Compensation Committee. The committee charters are available on our website at www.yinfugold.com.

Audit Committee. The members of the Audit Committee are directors Joseph Chan, who serves as Chairman, Dr. Augustine Cheung and Grant Walsh, each of whom the Board determined under applicable NASDAQ listing standards qualifies for designation as an “Audit Committee Financial Expert” and all of whom meet the independence and other requirements for audit committee members under the rules of the Nasdaq Stock Market. The Audit Committee is primarily concerned with the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the independence and qualifications of the independent auditor and the performance of the Company’s internal audit function and independent auditor. Its duties include: (1) selecting and overseeing the independent auditor, (2) reviewing the scope of the audit to be conducted by them, as well as the results of their audit, (3) overseeing our financial reporting activities, including our annual report, and the accounting standards and principles followed, (4) discussing with management the Company’s risk assessment and risk management practices, including risk relating to the Company’s financial statements, financial reporting processes, and the guidelines, policies and processes for monitoring and managing these risks, (5) approving audit and non-audit services provided to the company by the independent auditor, (6) reviewing the organization and scope of our internal audit function and our disclosure and internal controls, and (7) on behalf of the Board overseeing the Company’s legal and regulatory compliance. The Audit Committee met two times during fiscal 2011.

Governance Committee. The members of the Governance Committee are directors Grant Walsh, who chairs the committee, Dr. Augustine Cheung and Joseph Chan, all of whom meet the independence and other requirements for governance committee members under the rules of the Nasdaq Stock Market. The committee’s responsibilities include the selection of director nominees for the Board. The committee also: (1) reviews director compensation and benefits, (2) oversees the annual self-evaluation of the Board and its committees, (3) makes recommendations to the Board concerning the structure and membership of the Board committees, (4) reviews, approves and ratifies transactions with related persons required to be disclosed under SEC rules and (5) resolves any conflict of interest involving directors or executive officers. This committee did not meet during fiscal 2011.

Compensation Committee. The members of the Compensation Committee are directors Dr. Augustine Cheung, who chairs the Committee, Grant Walsh and Joseph Chan, all of whom meet the independence and other requirements for compensation committee members under the rules of the Nasdaq Stock Market.  The committee’s primary responsibilities include: (1) establishing, reviewing and approving CEO compensation, and reviewing and approving other senior executive compensation, (2) monitoring our management resources, structure, succession planning, development and selection process as well as the performance of key executives, (3) reviewing incentive compensation arrangements to assure that incentive pay does not encourage unnecessary risk taking, and (4) reviewing and discussing, at least annually, the relationship between risk management policies and practices, corporate strategy and senior executive compensation. It also will oversee any Company compensation and equity-based plans. This committee did not meet during fiscal 2010.

Item 11.   Executive Compensation

Compensation paid to William Dong Sheng Huang, as Acting President and Chief Executive Officer, during the fiscal year ended March 31, 2011, and each other executive officer whose compensation exceeded $100,000 in the fiscal year ended March 31, 2011 (the "Named Executive Officers") are set forth in the Summary Compensation Table below.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Nonequity Incentive Plan Compensation $	Nonqualified Deferred Compensation $	All Other Compensation $	Total $
William Dong Sheng Huang	2010	–	–	–	–	–	NIL
Acting President and Chief Executive Officer (1)

Daniel Mckinney	2010	–	–	–	–	–	NIL
President (2)	2009
	2008

Mervyn Cragg	2010	–	–	–	–	–	NIL
CFO (3)	2009
	2008

(1)	Mr. Huang assumed his position as Acting President on February 21, 2010.

(2)	Mr. Mckinney resigned as President of the Company on January 23, 2010.

(3)	Mr. Cragg resigned as CFO of the Company on January 23, 2010.

None of the Company's executives have employment agreements with the Company.

The following table sets forth the compensation paid to the directors during fiscal 2011.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
William Dong Sheng Huang	220,000	–	–	–	–	–	220,000

Dr. Augustine Cheung	25,830						25,830

Gang Xiao	10,000	–	–	–	–	–	10,000

Grant B. Walsh	21,830						21,830

Joseph Shuen-Chuen Chan	13,830	–	–	–	–	–	13,830

Herman Lo Fu Man	200,000						200,000

Wang Nan	10,000						10,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of August 15, 2011, certain information concerning the beneficial ownership of common stock by (i) each person known by the company to be the owner of more than 5% of the outstanding common stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. In general, “beneficial ownership” includes those shares a director or executive officer has the power to vote or the power to transfer, and stock options and other rights to acquire common stock that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The calculation of the percentage owned is based on 88,048,000 common shares outstanding (plus, with respect only to each holder of securities that are exercisable for or convertible into common stock within 60 days, shares underlying such securities).  The address of each of the directors and executive officers listed below is c/o Level 19, Two International Finance Centre, 8 Finance St., Central, Hong Kong unless otherwise indicated.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Shares Owned

Wilson Dong Sheng Huang	12,291,912	13.96%

Dr. Augustine Cheung	-	-

Gang Xiao	-	-

Grant B. Walsh	-	-

Joseph Shuen-Chuen Chan	-	-

Herman Lo Fu Man	-	-

Wang Nan	-	-

Officers and Directors as a Group (8 persons)	12,291,912	13.96%

Jiang Xiang Limited	9,500,000	10.78%

Fast Profit Group Holdings Limited (2)	7,650,000	8.68%

Raymond Wai Cheuk Yeung	4,590,000	5.21%

(1) Mr. Dong Sheng Huang holds these shares in Gold Vanguard Limited, a company organized under the laws of the British Virgin Islands. Mr. Huang has sole voting and dispositive power over these shares.
(2) Jiang Xiang Limited is a company organized under the laws of the British Virgin Islands and whose shares are controlled by Yuan Kong Mou who has sole voting and dispositive power over these shares.
(3) Fast Profit Group Holdings Limited is a company organized under the laws of the British Virgin Islands and whose shares are controlled by Zhenye Mao and Yunde Cao who each share 50% voting and dispositive power over these shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The Board of Directors has determined that three of its directors are “independent directors.”

Item 14.	Principal Accounting Fees and Services.

Audit Fees

We first engaged Parker Randall, CF to be our independent registered public accounting firm on August 9, 2010, replacing Paula S, Morelli, CPA P.C. The aggregate fees billed to us for each of the years ended March 31, 2011 and 2010, for professional accounting services, including Parker Randall’s audit of our annual consolidated financial statements, are set forth in the table below.

	2011	2010
Audit Fees	$100,000	$20,250
Audit Related Fees	$58,500	0
Total Fees	$158,500	$20,250

For purposes of the preceding table, the professional fees are classified as follows:

Audit fees — These are fees billed for the year shown for professional services performed for the audit of the consolidated financial statements included in our Form 10-K filing for that year, the review of condensed consolidated financial statements included in our Form 10-Q filings made during that year, comfort letters, consents and assistance with and review of documents filed with the SEC.  Audit fees for each year shown include amounts that have been billed to us through the date of this filing and any additional amounts that are expected to be billed to us thereafter.

Audit-related fees — These are fees billed for assurance and related services that were performed in the year shown and that are traditionally performed by our independent registered public accounting firm. More specifically, these services include: regulatory filings; due diligence services related to mergers, acquisitions and dispositions; internal control reviews; and attestation services that are not required by statute or regulation (including attestation services relating to employee benefit trust funds where the fees are paid by the trust instead of by us.  Audit-related fees for each year shown include amounts that have been billed to us through the date of this filing.

The Board of Directors approved in advance all of the services performed by Parker Randall, CF described above.

Tax Fees

We paid no tax fees during fiscal 2010 and fiscal 2011.

Tax fees—These are fees billed for all professional services performed in the year shown by professional staff of our independent registered public accounting firm’s tax division except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice.  Tax compliance involves preparation of original and amended tax returns, refund claims and tax payment services.  Tax planning and tax advice encompass a diverse range of subjects, including assistance with tax audits and appeals, tax advice related to mergers, acquisitions and dispositions, and requests for rulings or technical advice from taxing authorities.

All Other Fees

None.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Our consolidated financial statements for the fiscal years ended March 31, 2011 and 2010 are filed with this report.

Exhibit Index

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s S-1 Registration Statement filed July 10, 2008)

3.2	Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.3 to the registrant's S-1 Registration Statement filed July 10, 2008)

3.3	Amendment to the Articles of Incorporation (incorporated by reference to the registrant's Schedule 14C filed August 3, 2010)

3.4	By-laws (incorporated by reference to Exhibit 3.2 to the registrant’s S-1 Registration Statement filed July 10, 2008)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32	Certification of the Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

YINFU GOLD CORP.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2011

(STATED IN US DOLLARS)

YINFU GOLD CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Equity Holders of
Yinfu Gold Corp.

We have audited the accompanying consolidated balance sheets of Yinfu Gold Corp. (“the Company”) as of March 31, 2011, and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended March 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2011, and the results of its operations and its cash flows for the year ended March 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

Parker Randall CF (H.K.) CPA Limited
Certified Public Accountant
Hong Kong
10 August 2011

YINFU GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2011

	Notes	As of March 31, 2011	As of March 31, 2010

		$	$
ASSETS
Current assets
Cash and cash equivalents	4	19,024	330,518
Other receivables, net		959,798	58,200
Inventories	5	-	928,099
Total current assets		978,822	1,316,817

Investment	8	6,300,000	-
Property, plant and equipments, net	6	1,986,364	1,715,487
Intangible asset- mineral right	7	24,046,920	24,046,920
Total non-current assets		32,333,284	25,762,407

Subsidiary held-for-sales-assets	3	24,464	27,385

TOTAL ASSETS		33,336,570	27,106,609

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued payments and expenses		1,970,235	-
Other payables		22,580,750	22,443,470
Due to related party	11	1,287,862	216,093
Total current liabilities		25,838,847	22,659,563

Subsidiary held-for-sales-liabilities	3	2,657,094	2,616,107

TOTAL LIABILITIES		28,495,941	25,275,670

YINFU GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2011 (CONTINUED)

	Notes	As of March 31,2011	As of March 31,2010
		$	$
STOCKHOLDERS’ EQUITY
Common stock
Authorized: 1,000,000,000 shares,
Issued and outstanding: 88,048,000		82,648	76,500

Additional paid-in capital		6,471,938	(76,399)
Retained earnings		(1,726,443)	1,826,214
Foreign exchange reserve		12,486	4,624

TOTAL STOCKHOLDERS’ EQUITY		4,840,629	1,830,939

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		33,336,570	27,106,609

See accompanying notes to the consolidated financial statement

YINFU GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEAR ENDED MARCH 31, 2011 AND 2010

	Notes	For the year ended March 31,2011	For the year ended March 31,2010
		$	$

Administrative expenses	9	(3,294,656)	(511,076)

Sundry income			12,090
Other expenses		(208,109)	(130,870)

Income (Loss) before taxes		(3,502,765)	(629,856)

Income tax		-	-

Net income (loss ) from continuing operations		(3,502,765)	(629,856)

Net income (loss) from discontinued operations	3	(49,892)	3,184,514

Net income (loss)		(3,552,657)	2,554,658

See accompanying notes to the consolidated financial statement

YINFU GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED MARCH 31, 2011 AND 2010

	Notes	For the year ended March 31, 2011	For the year ended March 31, 2010
Cash flows from (used in) operating activities
Net income (loss )for the year		(3,552,657)	2,554,658
Depreciation		42,967	142,118
Shares issued for services		309,000	-
Increase in accrued expenses		2,149,898	-
Increase in other payables		160,058	(8,433)
Decrease in inventories		-	159,715
Increase in account due to related parties		562,727	9,644,451
Increase in tax payable		16,693	1,061,505
Investment loss		(8,332)	-
(Decrease) in other current liabilities		-	(13,205,233)
Net cash used in operating activities		(319,646)	348,781

Cash flows from Investing activities
Cash contributed from investee		5,231	-
Acquisition of equipment		-	(73,980)
Net cash provided by Investing activities		5,231	(73,980)
Increase (Decrease) in cash and cash equivalents		(314,415)	274,801
Cash and cash equivalents, at the beginning of year		335,908	61,107
Cash and cash equivalents, at the end of year:		21,493	335,908
Less: Cash from discontinued operations		(2,469)	(5,390)
Cash from continuing operations		19,024	330,518

See accompanying notes to the consolidated financial statement

YINFU GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEAR ENDED MARCH 31, 2011 AND 2010

	Number Of shares	Par value ($0.001/share)	Additional paid-in capital	Retained earnings	Foreign exchange reserve	Total
		$	$	$		$
Balance, March 31,2009	76,500,000	76,500	(76,399)	(728,444)		(728,343)
Net income for the year	-	-	-	2,554,658		2,554,658
Foreign exchange reserve					4,624	4,624

Balance, March 31,2010	76,500,000	76,500	(76,399)	1,826,214	4,624	1,830,939

Issued for services@ $1.03	300,000	300	308,700	-		309,000
Issued for acquisition @ $3.15	1,098,000	1,098	3,457,602	-		3,458,700
Issued for acquisition @ $3.15	902,000	902	2,840,398	-		2,841,300
Recapitalization	9,248,000	3,848	(58,363)	-		(54,515)
Net loss for the period	-	-	-	(3,552,657)		(3,552,657)
Foreign exchange reserve					7,862	7,862

Balance, March 31,2011	88,048,000	82,648	6,471,938	(1,726,443)	12,486	4,840,629

See accompanying notes to the consolidated financial statement

YINFU GOLD CORP.
(An Exploration Stage Company)
Notes to the consolidated financial statements as of March 31, 2011

1. ORGANIZATION AND ACTIVITIES

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

On January 25, 2010 the Company, as purchaser, executed a sale and purchase agreement (the Sale and Purchase Agreement ) with the then shareholders of Joyous Fame, as vendors, for the sale and purchase of the entire issued share capital of Joyous Fame (the Share Exchange ). The consideration for the Share Exchange was the Company issuing and allotting 90 million restricted common shares to the shareholders of Joyous Fame (or its nominees).

On March 31, 2010, the Company executed a revision agreement to the Sale and Purchase Agreement (the Revision Agreement) which amended the Sale and Purchase Agreement in which it was agreed that proposed acquisition of the Wengdeng mine would be terminated. Pursuant to the terms of the Sale and Purchase Agreement, the Company was to issue a total of 90 million restricted common shares as consideration for the acquisition of the three mines. Upon execution of the Revision Agreement, that number of shares to be issued by the Company has been reduced to 76,500,000 restricted common shares.

Upon closing of the Share Exchange under the Sale and Purchase Agreement as amended by the Revision Agreement, the shareholders of Joyous Fame transferred all their shares of Joyous Fame, representing the entire issued share capital of Joyous Fame, to the Company in exchange for an aggregate of 76,500,000 shares of restricted common shares of the Company, thus causing Joyous Fame to become a wholly-owned subsidiary of the Company.

YINFU GOLD CORP.
(An Exploration Stage Company)
Notes to the consolidated financial statements as of March 31, 2011

1. ORGANIZATION AND ACTIVITIES (Continued)

Joyous Fame was incorporated on January 18, 2010 under the laws of the BVI as a holding company for the Yin Fu group of companies. Joyous Fame acquired all the issued shares of Yin Fu International on February 24, 2010.

Yin Fu International was incorporated on December 22, 2003 under the laws of Hong Kong in the name of Hong Kong Seagod Textile International Ltd and it changed its name to Yin Fu International Group Ltd on December 15, 2006.

Penglai Yinfu was incorporated under the laws of the PRC by Yin Fu International as a wholly foreign owned enterprise on October 23, 2009. Penglai Yinfu acquired the entire equity interest of Yantai Muping on May 21, 2010. Penglai Yinfu has filed an application to the Administration of the Industry and Commerce to change its name to Penglai Yinfu Mining Company Ltd and is pending approval for the change.

Yantai Muping was incorporated under the laws of the PRC in the Province of Shandong as a domestic company on February 20, 2009 in the name of Yantai Yinlong Nonferrous Metal Company Ltd. On May 21, 2010 its company name was changed to Yantai Muping Yinlong Investment Consulting Company Limited.

Penglai Huwei was incorporated under the laws of the PRC in the Province of Shandong as a domestic company on January 8, 2008.

Rongcheng Longmao was incorporated under the laws of the PRC in the Province of Shandong as a domestic company on September 7, 2009.

Based on due diligence data, Yinfu Gold's management determined that the value of the Rongcheng gold mine was far below the agreed purchase value and has been in negotiation with owners of Rongcheng for a price reduction. On February 4, 2011 the seller of the Rongcheng gold mine elected to terminate the sale of the mine in accordance with the terms of the sale and purchase agreement and return the shares of Yinfu Gold's common stock deposited towards the purchase price of that gold mine.

YINFU GOLD CORP.
(An Exploration Stage Company)
Notes to the consolidated financial statements as of March 31, 2011

1. ORGANIZATION AND ACTIVITIES (Continued)

On April 26, 2010, the Company announced that it had executed a Sale and Purchase Agreement on the same date to acquire 51% of the entire issued share capital in Legarleon Precious Metal Limited (LPM). LPM is a company incorporated under the laws of Hong Kong which is a member of The Chinese Gold & Silver Exchange Society based in Hong Kong. As consideration for the 51% of the entire issued share capital in LPM, the Company will issue and allot 2 million restricted common shares to the shareholder of LPM. The closing is scheduled for June 30, 2010 and is subject to due diligence and approval by the board of The Chinese Gold & Silver Exchange Society. The Chinese Gold & Silver Exchange Society provides local and international investors with a gold market in which they can exploit gold as a vehicle of investment, speculation, hedging and arbitrage. An amended agreement was signed and closed on May 9, 2010 to acquire 28% for 1,098,000 shares with the balance of 23% scheduled to close on June 30, 2010.

As of March 31, 2011, the Company declared that it has not exercised control on Legarleon. As a result, financial data of Legarleon are not consolidated into the Company’s consolidated financial statements.

In June, 2011, the Company’s management were in discussion of the transfer of equity interest of one of its subsidiaries, Yantai Muping Yinlong Investment Consulting Company Limited, to a third party. Yantai Muping Yinlong Investment Consulting Company’s assets and liabilities for the year ended March 31, 2011 and 2010 will be presented as subsidiary-held-for-sale assets and liabilities and its operations for the year ended March 31, 2011 and 2011 will be presented as discontinued operations (See Note3)

The Company’s major activities are the acquisition and exploration of mineral interests and the production therefrom. The recoverability of amounts shown for mineral interests and their related deferred exploration expenditures is dependent upon the discovery of economically recoverable reserves. The Company does not generate sufficient cash flow from operations to adequately fund its exploration activities, and has therefore relied principally upon the issuance of securities for financing. The Company intends to continue relying upon the issuance of securities to finance its operations and exploration activities to the extent such instruments are issuable under terms acceptable to the Company.

The Company’s financial statements are presented on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of operations.

YINFU GOLD CORP.
(An Exploration Stage Company)
Notes to the consolidated financial statements as of March 31, 2011

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

Joyous Fame’s subsidiaries are considered as if they had been acquired by Joyous Fame as of March 31, 2010 and as a result, the Company’s financial information for the year ended March 31, 2010 represents all financial information of Joyous Fame and its subsidiaries.

 b) Consolidation
The acquisition is being accounted as a reverse acquisition of Yinfu Gold Corp. by Joyous Fame International Limited, since the stockholders of Joyous Fame will own the majority of the outstanding shares of the Company’s common stock immediately following the acquisition. Joyous Fame is deemed to be the acquirer in the reverse merger; as a result, the comparative information for March 31, 2010 represents the financial performance of Joyous Fame International Limited only. The income statement and statement of cash flow for the year ended March 31, 2010 represent results of Joyous Fame International Limited only. Information presented for comparative purposes in the consolidated financial statements is also to be retroactively adjusted to reflect the legal parent’s (Yinfu Gold Corp’s) legal capital.

The merger of Yinfu Gold Corp. (“Yinfu”) and Joyous Fame International Limited
(“Joyous Fame”) has been accounted for as a reverse acquisition business combination where:
(i) Yinfu is the legal parent entity to the Group; and
(ii) Joyous Fame, which is neither the legal parent nor legal acquirer, is deemed to be the accounting parent of the Group. The consolidated financial information incorporates the assets and liabilities of all entities deemed to be acquired by Joyous Fame. The assets and liabilities of Yinfu acquired by Joyous Fame were recorded at fair value while the assets and liabilities of Joyous Fame were maintained at their book value. The impact of all transactions between entities in the Group is eliminated in full.

YINFU GOLD CORP.
(An Exploration Stage Company)
Notes to the consolidated financial statements as of March 31, 2011

 b) Consolidation(Continued)

For the recording of Goodwill for the acquisition of the mining operation in China, the Group has adopted the 'Purchase Accounting' at the outset of the transaction based on the ground that the reverse acquisition as originally intended by the Management for the transaction has not been in effect at the time of completing the financial statements for the last two quarters being filed.

During the last quarter Jan-Mar, 2011, the 'reverse acquisition' can then be effected, with the shareholders' places being put into the reverse acquisition position that can realize the accounting acquirer being the legal acquiree wheras the legal acquirer becomes accounting acquiree and therefore the 'reverse acquisition' accounting is employed for the presentation of the financial statements with no goodwill being recognized for the whole transaction.

c) Use of Estimates

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

d) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e) Inventories

The inventories of Joyous Fame are recorded at the average costs of production, reduced to market value (net realizable value less a reasonable margin) when lower. Stockpiled inventories are accounted for as processed when they are removed from the mine. The cost of finished goods (gold concentrate) comprises depreciation and all direct costs necessary to convert stockpiled inventories into finished goods.

We periodically assess our inventories to identify obsolete or slow moving inventories, and if needed we recognize definitive allowances for them.

YINFU GOLD CORP.
(An Exploration Stage Company)
Notes to the consolidated financial statements as of March 31, 2011

f) Financial instruments

The fair values of financial instruments, which include cash, accounts payable and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company is not exposed to significant interest rate, currency exchange rate or credit risk arising from these financial instruments.

g) Property, plant and equipment

Property, plant and equipment, are stated at cost less depreciation and amortization and accumulated impairment loss.  Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.  Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.
Depreciation of property, plant and equipment is calculated to written off the cost, less their estimated residual value, if any, using the straight-line method over their estimated useful lives.  The estimated useful lives are as follows:

Leasehold improvements and buildings	20 years
Machinery	10 years
Motor vehicles	5 years
Office equipment	5 years

h) Mining costs

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

YINFU GOLD CORP.
(An Exploration Stage Company)
Notes to the consolidated financial statements as of March 31, 2011

i) Revenue recognition

Revenue is recognized when all of the following criteria are met:
- Persuasive evidence of an arrangement exists;
- Delivery has occurred or services have been rendered;
- The seller's price to the buyer is fixed or determinable; and
- Collectability is reasonably assured.

The Company continually performs analyses of returns and allowances and records a provision at the time of sale if necessary.  The Company revisits this estimate regularly and adjusts it if conditions change.

YINFU GOLD CORP.
(An Exploration Stage Company)
Notes to the consolidated financial statements as of March 31, 2011

j) Recent accounting announcements

In April 2009, the FASB issued FSP 157-4, DETERMINING FAIR VALUE WHEN THE VOLUME AND LEVEL OF ACTIVITY FOR THE ASSET OR LIABILITY HAVE SIGNIFICANTLY DECREASED AND IDENTIFYING TRANSACTIONS THAT ARE NOT ORDERLY ( FSP 157-4 ). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 157-4 requires comparative disclosures only for periods ending after initial adoption. The adoption of the provisions of FSP 157-4 is not anticipated to materially impact on the Group s results of operations or the fair values of its assets and liabilities.

In May 2009, the FASB issued SFAS No. 165, SUBSEQUENT EVENTS (SFAS 165). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued and was effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have an impact on the Groups results of operations or financial condition. The Group evaluated all subsequent events that occurred from April 1, 2011 through June 30, 2011, inclusive, and has disclosed its subsequent events in Note 13.

In June 2009, the FASB issued SFAS No. 166 ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS (SFAS 166). This statement is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor s continuing involvement in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity s first annual reporting period that begins after November 15, 2009, and is required to be adopted by the Group in the first quarter of fiscal year 2011. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. The Group does not expect the adoption of SFAS 166 to have a material impact on the Group s financial position, results of operations and cash flows.

YINFU GOLD CORP.
(An Exploration Stage Company)
Notes to the consolidated financial statements as of March 31, 2011

j) Recent accounting announcements (Continued)

In June 2009, the FASB issued SFAS No.167, Amendments to FASB Interpretation No.46(R), which is codified as ASC 810. ASC 810 amends FASB Interpretation No.46(R), Variable Interest Entities for determining whether an entity is a variable interest entity ( VIE ) and requires an enterprise to perform an analysis to determine whether the enterprise s variable interest or interests give it a controlling financial interest in a VIE. Under ASC 810, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity s economic performance. ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. ASC 810 shall be effective as of the beginning of each reporting entity s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. ASC 810 is effective for the Group in the first quarter of fiscal 2011. The Group is currently evaluating the effect of ASC 810 on its financial statements and results of operation and is currently not yet in a position to determine such effects.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, Measuring Liabilities at Fair Value, which is codified as ASC 820, Fair Value Measurements and Disclosures. This Update provides amendments to ASC 820-10, Fair Value Measurements and Disclosures Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of ASC 820. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the assets are required are Level 1 fair value measurements. The Group does not expect the adoption of ASC 820 to have a material impact on the Group s financial position, results of operations and cash flows.

YINFU GOLD CORP.
(An Exploration Stage Company)
Notes to the consolidated financial statements as of March 31, 2011

3. DISCONTINUED SUBSIDIARY’S FINANCIAL INFORMATION

The following presents the discontinued subsidiary’s (Yantai Muping Yinlong Investment Consulting Company Limited’s) financial information as of March 31, 2011 and 2010.

Account		March 31, 2011	Mach 31, 2010
		$	$
Cash		2,469	5,390
Other receivables		21,995	21,995
Total assets		24,464	27,385

Due to related parties		217,680	184,234
Tax payable	a	2,439,414	2,431,873
Total liabilities		2,657,094	2,616,107

Sales		-	8,323,664
Cost of sales		-	(3,845,479)
Sales tax		-	(114,681)
Gross profit		-	4,363,504

General and administrative expenses	b	(49,892)	(117,485)

Net income before tax		(49,892)	4,246,019
Income tax	c	-	(1,061,505)

Net income		(49,892)	3,184,514

a Tax payable represents sales tax and VAT payable and income tax payable for the year ended March 31, 2010.
b. General and administrative expense represents provisions for various expenses.
c. Income tax is calculated on a tax rate of 25% of profits before tax.

YINFU GOLD CORP.
(An Exploration Stage Company)
Notes to the consolidated financial statements as of March 31, 2011

4. CASH

	2011/3/31	2010/3/31
	$	$
Cash-continuing operations	19,024	330,518

The Company’s continuing subsidiaries did not have any sales for the year ended March 31, 2011 and cash decreased as a result of various expenses.

5. INVENTORIES

As of March 31, 2011, the Company did not have any inventory. Inventory as of March 31, 2010 has been lent to a third party and thus other receivables increased. The Company will monitor the receivables and make appropriate adjustments subject to actual conditions.

6. PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:
	As of March 31,2011	As of March 31,2010
	$	$
At Cost
Leasehold and buildings	865,701	865,701
Machineries	809,488	809,488
Office equipment	232,304	236,409
Motor Vehicle	363,111	45,162
	2,270,604	1,956,760
Less: Accumulated depreciation
Leasehold and buildings	82,326	69,524
Machineries	152,728	136,487
Office equipment	42,034	31,686
Motor Vehicle	7,152	3,576
	284,240	241,273
Net Book Value
Leasehold and buildings	783,375	796,177
Machineries	656,760	673,001
Office equipment	190,270	204,723
Motor Vehicle	355,959	41,586
	1,986,364	1,715,487

YINFU GOLD CORP.
(An Exploration Stage Company)
Notes to the consolidated financial statements as of March 31, 2011

7. MINING

	2011/3/31	2010/3/31
	$	$
Mining	24,046,920	24,046,920

The Company’s subsidiary, Penglai Huwei currently holds a mining permit conferring rights to carry out gold mining activities and an exploration permit conferring rights to carry out gold exploration activities in a mine close to the city of Penglai, in the Province of Shandong, PRC. The mining permit covers an area of 0.2224 sq km and will expire on January 22, 2015. The exploration permit covers an area of 3.40 sq km, which includes the 0.2224 sq km covered by the mining permit. As of March 31, 2011,the management believes the mining has a value of USD 24,046,920. The management is planning to evaluate the value of the mining by employing a certified valuer. Appropriate adjustments will be made based on the results of the valuation.

8. INVESTMENT

On June 1, 2010 and June 11, 2010, the Company acquired 100% equity interest of Joyous Fame International Limited at the carrying value US$ 78,795,000 and 28% equity interest of Legarleon Precious Metals Limited at the carrying value of US$ 3,458,700 and in September, the Company acquired 23% equity interest of Legarleon Precious Metals Limited at the carrying value of US$2,841,300.

As of March 31, 2011, the Group’s management lost its control over investment in Legarleon and thus, it has been recorded as investments made by the Group rather than related or subsidiaries.  Thus, no consolidation of the results of the investment has been made during the year ended March 31, 2011. The management is going to take legal action to obtain control of Legarleon Precious Metals Limited. As of March 31, 2011, the management believes that no provision is needed and therefore such investment is carried at cost.

Based on due diligence data, Yinfu Gold's management determined that the value of the Rongcheng gold mine was far below the agreed purchase value and has been in negotiation with owners of Rongcheng for a price reduction. On February 4, 2011 the seller of the Rongcheng gold mine elected to terminate the sale of the mine in accordance with the terms of the sale and purchase agreement and return the shares of Yinfu Gold's common stock deposited towards the purchase price of that gold mine. As a result, the Company deconsolidated investment of Rongcheng for the year ended March 31, 2011.

YINFU GOLD CORP.
(An Exploration Stage Company)
Notes to the consolidated financial statements as of March 31, 2011

9. GENAREAL AND ADMINISTRATIVE EXPENSES

The following is a summary of general and administrative expenses for the year ended March 31, 2011 and 2010.
	Notes	For the year ended March 31,2011	For the year ended March 31,2010
		$	$
Accommodation and meals		105,165	-
Auditing and accounting fees		158,500	-
Bank charges		56	224
Director fees		501,490	-
Legal fees		146,247	-
Listing expenses		125,256	-
Office expenses		180,750	887
Office rent		9,601	-
Professional fees		560,000	24,202
Salaries		315,128	-
Sundry expenses		160,669	-
Telephone expenses		12,211	-
Travelling-local and overseas		166,791	-
Consulting fees		309,000	200,500
Shareholder information		-	212,264
Transfer agent and regulatory fees		-	8,631
Mining exploration expenses		476,802	-
Depreciation expenses		42,967	-
Others		24,023	64,368

Expenses of continuing operations		3,294,656	511,076

YINFU GOLD CORP.
(An Exploration Stage Company)
Notes to the consolidated financial statements as of March 31, 2011

10. INCOME TAX

Continuing operation
$
2011
Income before tax	(3,502,765)
Tax rate:25%	-
Income tax	-
2010
Income before tax	(629,856)
Tax rate: 25%	-
Income tax	-

Income tax expense has been recognized for the year ended March 31, 2011 and 2010 based on the income tax rate 25% on the profit before tax. There was no income tax for the year ended March 31, 2011 due to a net loss of the Company.

11. RELATED PARTY TRANSACTIONS

During the year ended March 31, 2011, the following was paid or accrued to persons having a 10% or greater interest in the Company and to a company controlled a director and officer of the Company.
	2011	2010
	$	$
Due to related party
-Continuing subsidiaries	1,287,862	216,093

12. DIRECTOR FEE

Name	Amount
Wilson Huang	220,000
Herman Lo	200,000
Grant Walsh	21,830
Dr. Augustine Cheung	25,830
Joseph Chan	13,830
Wang Nan	10,000
Gang Xiao	10,000

YINFU GOLD CORP.
(An Exploration Stage Company)
Notes to the consolidated financial statements as of March 31, 2011

13. SUBSEQUENT EVENTS

In June, 2011, the Company’s management were in discussion of the transfer of equity interest of one of its subsidiaries, Yantai Muping Yinlong Investment Consulting Company Limited, to a third party.

Closing of the transfer will be subject to certain conditions. The parties agreed to use their best efforts to effect the closing on a timely basis, but there is no assurance that the parties will complete the transactions as discussed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YINFU GOLD CORPORATION

Date: August 19, 2011	By:	/s/ Wilson Dong Sheng Huang
Wilson Dong Sheng Huang
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 19, 2011	By:	/s/ Wilson Dong Sheng Huang
Wilson Dong Sheng Huang
President and Chief Executive Officer,
Director
(Principal Executive Officer)

Date: August 19, 2011	By:	/s/ Dr. Augustine Cheung
Dr. Augustine Cheung
Director

Date: August 19, 2011	By:	/s/ Herman Lo Fu Man
Herman Lo Fu Man
Director

Date: August 19, 2011	By:	/s/ Grant B. Walsh
Grant B. Walsh
Director

Date: August 19, 2011	By:	/s/ Gang Xial
Gang Xiao
Director

Date: August 19, 2011	By:	/s/ Wang Nan
Wang Nan
Director

Date: August 19, 2011	By:	/s/ Charles Ying-Wai Lam
Charles Ying-Wai Lam
(Principal Financial and Accounting Officer)