Form 10-Q
period 2011-06-30
Yinfu Gold Corp.
filed 2011-08-22
CIK 1438461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2011
or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:  333-152242

YINFU GOLD CORPORATION
 (Exact name of registrant as specified in its charter)
Wyoming	20-8531222
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization

Level 19, Two International Finance Centre
8 Finance St., Central, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

852 2251 1695
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-c of the Act).
 Yes ☐      No ☒

As of August 15, 2011, there were outstanding 88,048,000 shares of the registrant’s common stock, $.001 par value.

YINFU GOLD CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

INDEX
		PAGE

PART 1.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheet as of June 30, 2011 (Unaudited) and March 31, 2011 (Audited)	1

	Consolidated Statement of Operations for the Three Months Ended June 30, 2011 (Unaudited) and June 30, 2010 (Unaudited)	3

	Consolidated Statement of Changes in Stockholders’ Deficit for the Three Months Ended June 30, 2011 (Unaudited)	5

	Consolidated Statement of Cash Flows for the Three Months Ended June 30, 2011 (Unaudited) and June 30, 2010 (Unaudited)	4

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T.	Controls and Procedures	14

PART 11.	Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

	Signatures	17

	Exhibits

YINFU GOLD CORP.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2011

(STATED IN US DOLLARS)

YINFU GOLD CORP.

YINFU GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2011

	Notes	As of June 30, 2011	As of March 31, 2011
		$	$
ASSETS
Current assets
Cash and cash equivalents	3	59,348	19,024
Other receivables, net		1,312,110	959,798
Total current assets		1,371,458	978,822

Investment	6	6,300,000	6,300,000
Property, plant and equipments, net	4	2,350,101	1,986,364
Intangible asset- mineral right	5	24,046,920	24,046,920
Other non-current assets		37,828	-
Total non-current assets		32,734,849	32,333,284

Subsidiary held-for-sales-assets	2	24,590	24,464

TOTAL ASSETS		34,130,897	33,336,570

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued payments and expenses		2,007,236	1,970,235
Other payables		23,203,402	22,580,750
Due to related party	7	1,902,000	1,287,862
Total current liabilities		27,112,638	25,838,847

Subsidiary held-for-sales-liabilities	2	2,682,406	2,657,094

TOTAL LIABILITIES		29,795,044	28,495,941

YINFU GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2011 (CONTINUED)

	Notes	As of June 30,2011	As of March 31,2011
		$	$
STOCKHOLDERS’ EQUITY
Common stock
Authorized: 1,000,000,000 shares,
Issued and outstanding: 88,048,000		82,648	82,648

Additional paid-in capital		6,471,938	6,471,938
Reserve		1,642	-
Retained earnings		(2,251,753)	(1,726,443)
Foreign exchange reserve		31,378	12,486

TOTAL STOCKHOLDERS’ EQUITY		4,335,853	4,840,629

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		34,130,897	33,336,570

See accompanying notes to the consolidated financial statement

YINFU GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

	Notes	For the three months ended June 30,2011	For the three months ended June 30,2010
		$	$

Administrative expenses		(201,364)	(376,150)

Other income		10,118	-
Provisional loss		(309,366)	-

Income (Loss) before taxes		(500,612)	(376,150)

Income tax		-	-

Net income (loss ) from continuing operations		(500,612)	(376,150)

Net income (loss) from discontinued operations	2	(24,698)	-

Net income (loss)		(525,310)	(376,150)

See accompanying notes to the consolidated financial statement

YINFU GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

	For the three months ended June 30,2011	For the three month ended June 30, 2010
Cash flows from (used in) operating activities
Net income (loss )for the period	(525,310)	(376,150)
Depreciation	20,847	-
Change in other receivables	94,738	-
Change in accrued expenses	37,000	1,613
Change in other payables	670,349	32,129
Change in account due to related parties	126,247	51,295
Change in non-current assets	-	36,387
Net cash provided by(used in) operating activities	423,871	(254,726)

Cash flows from Investing activities
Acquisition of equipment	(384,584)	—
Net cash used in investing activities	(384,584)	—

Increase (Decrease) in cash and cash equivalents	39,287	(254,726)
Foreign exchange effect	863	-
Cash and cash equivalents, beginning of period	21,493	335,908
Cash and cash equivalents,end of period	61,643	81,182
Less: Cash from discontinued operations	2,295	5,773
Cash from continuing operations	59,348	75,409
See accompanying notes to the consolidated financial statement

YINFU GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED JUNE 30, 2011

	Number Of shares	Par value ($0.001/share)	Additional paid-in capital	Retained earnings	Foreign exchange reserve	Reserve	Total
		$	$	$			$
Balance, March 31,2009	76,500,000	76,500	(76,399)	(728,444)	-	-	(728,343)
Net income for the year	-	-	-	2,554,658	-	-	2,554,658
Foreign exchange reserve					4,624	-	4,624

Balance, March 31,2010	76,500,000	76,500	(76,399)	1,826,214	4,624	-	1,830,939

Issued for services@ $1.03	300,000	300	308,700	-	-	-	309,000
Issued for acquisition @ $3.15	1,098,000	1,098	3,457,602	-	-	-	3,458,700
Issued for acquisition @ $3.15	902,000	902	2,840,398	-	-	-	2,841,300
Recapitalization	9,248,000	3,848	(58,363)	-	-	-	(54,515)
Net loss for the period	-	-	-	(3,552,657)	-	-	(3,552,657)
Foreign exchange reserve	-	-	-	-	7,862	-	7,862

Balance, March 31,2011	88,048,000	82,648	6,471,938	(1,726,443)	12,486	-	4,840,629

Net loss for the period	-	-	-	(525,310)	-	-	(525,310)
Reserve	-	-	-	-	-	1,642	1,642
Foreign exchange reserve	-	-	-	-	18,892	-	18,892

Balance, June 30, 2011	88,048,000	82,648	6,471,938	(2,251,753)	31,378	1,642	4,335,853

See accompanying notes to the consolidated financial statement

YINFU GOLD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

YINFU GOLD CORP.
(An Exploration Stage Company)
Notes to the consolidated financial statements as of June 30, 2011

1. QUARTERLY FINANCIAL INFORMATION

These unaudited consolidated quarterly financial statements should be read in conjunction with the 31 March 2011 financial statements and the notes included therein. In the opinion of the Management, all material adjustments necessary for a fair statement of the results of operations for the three-month periods ended 30 June 2011 have been included. The results of operations for quarterly period are not necessarily indicative of the results to be expected for the full year.

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

In 2010, the Company entered into a Share Exchange Agreement with Joyous Fame International Limited (“Joyous Fame”) , the shareholders of Joyous Fame transferred all their shares of Joyous Fame, representing the entire issued share capital of Joyous Fame, to the Company in exchange for an aggregate of 76,500,000 shares of restricted common shares of the Company, thus causing Joyous Fame to become a wholly-owned subsidiary of the Company.

 The acquisition of Joyous Fame and is being accounted as a reverse acquisition of Yinfu Gold Corp. by Joyous Fame International Limited, since the stockholders of Joyous Fame will own the majority of the outstanding shares of the Company’s common stock immediately following the acquisition. Joyous Fame is deemed to be the acquirer in the reverse merger; as a result, the comparative information of the income statement and statement of cash flow for the three months ended June 30, 2010 represent results of Joyous Fame International Limited only.

YINFU GOLD CORP.
(An Exploration Stage Company)
Notes to the consolidated financial statements as of June 30, 2011

2. DISCONTINUED SUBSIDIARY’S FINANCIAL INFORMATION

The following presents the discontinued subsidiary’s (Yantai Muping Yinlong Investment Consulting Company Limited’s) financial information as of June 30, 2011 and March 31, 2011

Account	June 30, 2011	Mach 31, 2011
	$	$
Cash	2,295	2,469
Other receivables	22,295	21,995
Total assets	24,590	24,464

Due to related parties	242,992	217,680
Tax payable	2,439,414	2,439,414
Total liabilities	2,682,406	2,657,094

	For the three months ended June 30,2011	For the three months ended June 30,2010
	$	$

General and administrative expenses	(24,698)	-

Net income (loss) before tax	(24,698)	-
Income tax	-	-

Net income (loss)	(24,698)	-

YINFU GOLD CORP.
(An Exploration Stage Company)
Notes to the consolidated financial statements as of June 30, 2011

3. CASH

	As of June 30,2011	As of March 31, 2011
	$	$
Cash-continuing operations	59,348	19,024

4. PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:
	As of June 30,2011	As of March 31,2011
	$	$
At Cost	2,655,188	2,270,604
Less: Accumulated depreciation	305,087	284,240
Net Book Value	2,350,101	1,986,364

5. MINING

	As of June 30,2011	As of March 31,2011
	$	$
Mining	24,046,920	24,046,920

The Company’s subsidiary, Penglai Huwei currently holds a mining permit conferring rights to carry out gold mining activities and an exploration permit conferring rights to carry out gold exploration activities in a mine close to the city of Penglai, in the Province of Shandong, PRC. The mining permit covers an area of 0.2224 sq km and will expire on January 22, 2015. The exploration permit covers an area of 3.40 sq km, which includes the 0.2224 sq km covered by the mining permit. As of June 30, 2011, the management believes the mining has a value of USD 24,046,920. The management is planning to evaluate the value of the mining by employing a certified valuer. Appropriate adjustments will be made based on the results of the valuation.

YINFU GOLD CORP.
(An Exploration Stage Company)
Notes to the consolidated financial statements as of June 30, 2011

6. INVESTMENT

On June 1, 2010 and June 11, 2010, the Company acquired 100% equity interest of Joyous Fame International Limited at the carrying value US$ 78,795,000 and 28% equity interest of Legarleon Precious Metals Limited at the carrying value of US$ 3,458,700 and in September, the Company acquired 23% equity interest of Legarleon Precious Metals Limited at the carrying value of US$2,841,300.

As of June 30, 2011, the Group’s management lost its control over investment in Legarleon and thus, it has been recorded as investments made by the Group rather than related or subsidiaries.  Thus, no consolidation of the results of the investment has been during the year ended March 31, 2011 and the period ended June 30, 2011. The management is going to take legal action to obtain control of Legarleon Precious Metals Limited. As of June 30, 2011, the management believes that no provision is needed and therefore such investment is carried at cost.

7. RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2011 and the year ended March 31, 2011, due to related parties are as followings:
	As of 30,June,2011	As of 31,March,2011
	$	$
Due to related party
-Continuing subsidiaries	1,902,000	1,287,862

 8. SUBSEQUENT EVENTS

As of August, 2011, the Company’s management were still in discussion of the transfer of equity interest of one of its subsidiaries, Yantai Muping Yinlong Investment Consulting Company Limited, to a third party.

Closing of the transfer will be subject to certain conditions. The parties agreed to use their best efforts to effect the closing on a timely basis, but there is no assurance that the parties will complete the transactions as discussed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following management discussion and analysis provides information on the activities of Yinfu Gold Corporation (formerly “Element92 Resources Corp.” or the “Company”) and should be read in conjunction with the financial statements and notes thereto for the financial statements and notes thereto for the three months ended June 30, 2011 Readers are cautioned that management’s discussion and analysis contains forward-looking statements and that actual events may vary from management’sexpectations

Overview

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

Results of Operations for the Year Ended March 31, 2011 versus 2010

Revenue, Costs of Sales and Gross profit

There were no changes in revenue, costs of sales and gross profit for the quarters end June 30, 2011 and 2010 since in both cases there were no revenues, costs of sale, sales tax and gross profit as a result of the safety inspection being conducted at the Huwei gold mine that required it to cease gold mining. The Company anticipates that gold production and exploration of Penglai has resumed in August, 2011.

The following table reconciles gross profit to income before income taxes.

	For the three months ended June 30,		Increase (Decrease)
	2011 US$	2010 US $	$ Change US $	% Change
Gross profit	0	0	0	0
Sales expenses	0	0	0	0
Administrative expense	(201,364)	(376,150)	(174,786)	-46%
Finance expenses	0	0	0	0
Operating profit (loss)	(201,364)	(376,150)	(174,786)	-46%
Subsidy income	0	0	0	0
Sundry income	10,118	0	10,118	100%
Provisional loss	(309,366)	0	(309,366)	-100%
Net profits (loss) before tax	(500,612)	(376,150)	(124,462)	-33%
Profit tax	(0)	0	0	0
Net profit (loss) after tax	(500,612)	(376,150)	(124,462)	-33%

Sales and Administrative Expenses

Administrative expenses for the three months ended June 30, 2011 amounted to $201,364 compared with $376,150 for 2010, a decrease of $174,786 or 46%. The administrative expenses are primarily due to frequent financing activities by management.

Income Tax Expense

All of our income was generated from mainland China and was generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The profit tax expense amounted to zero for the three months ended June 30, 2011 as no profit was made in this year.

Liquidity and Capital Resources

As of June 30, 2011 we had cash and bank balances of $61,643. The following table provides a summary of our cash flows for the periods indicated:

	For the three months ended June 30
	2011 (US $)	2010 (US $)
Net cash provided by (used in) operating activities	423,871	(254,726)
Net cash provided by (used in) investing activities	(384,584)	0
Net cash provided by (used in) financial activities	0	0
Net increase (decrease) in cash	39,287	(254,726)

Operating Activities

Due to the inspection of the mine for compliance with local government safety regulations and ensuring compliance with those regulations, the Company had no operating activities this quarter.

The Company needs to raise additional funds in order to be able manage its operations and cash resources in a manner consistent with its expectation that it will be able to satisfy cash requirements through fiscal 2011. The main operating costs for the Company include:
1.	Required work program on the Quebec Claims: The work will consist of grid emplacement, concentrated geological mapping and sampling and geophysical surveys.
2.	The Company plans to increase the operating capacity of the mine and processing plant at Penglai Huwei, but at this time it is not possible to determine the full cost of such a plan.

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

Investing Activities

Net cash used in investing activities was $384,584 for the three months ended June 30, 2011, compared to the amount of zero in the year of 2010, a decrease of $384,584. This decrease is primarily due to new investment in fixed assets.

Financing Activities

Net cash used in financing activities was zero for the three months ended June 30, 2010 and 2011.

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

Economy and Inflation

The recent weakening of economic conditions in the United States and around the world could have harmful effects on our ability to raise money to fund our planned operations. If this happens, we would likely go out of business and our investors will lose their entire investment in our company.

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

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have, or are reasonably likely to have a current or future effect on our financial statements.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 4T.   Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our Acting President and Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2011.  Based on this evaluation, our Acting President and Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are not effective due to the existence of material weaknesses in our internal control over financial reporting, discussed below.

Management’s Report on Internal Control Over Financial Reporting.

Internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), is a process designed by, or under the supervision of, our Acting President and Chief Executive Officer and Acting Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our management, with the participation of our Acting President Chief Executive Officer and Acting Chief Financial Officer, or persons performing similar functions, and in consultation with our board of directors, has established and maintained policies and procedures designed to maintain the adequacy of our internal control over financial reporting that it believes are appropriate in light of our limited activities, personnel and resources as a development stage company, and includes those policies and procedures that:

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

Our management has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2011 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

During the conduct of our assessment of internal control over financial reporting, we identified two material weaknesses and have advised the Board of Directors that the following material weaknesses existed at June 30, 2011. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a “material weakness” is a control deficiency or a combination of control deficiencies such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses exist in (i) the lack of segregation of duties in the financial reporting and (ii) we have informal policies and procedures and we lack a formal budgeting process.  Due to the lack of financial resources, we have not taken any substantial steps towards resolving the material weaknesses described above.

While these material weaknesses did not have an effect on our reported results or result in the restatement of any previously issued financial statements or any other related disclosure, they nevertheless constituted deficiencies in our controls. In light of these material weaknesses and the requirements enacted by the Sarbanes-Oxley Act of 2002, and the related rules and regulations adopted by the SEC, our Acting President and Chief Executive Officer and Acting Chief Financial Officer concluded that, as of June 30, 2011, our controls and procedures needed improvement and were not effective at a reasonable assurance level. Despite those deficiencies in our internal controls, management believes that there were no material inaccuracies or omissions of material fact in this quarterly report.

The elimination of the material weaknesses identified above will be among our highest priorities once we have sufficient resources to devote.

We cannot provide any assurance that neither we nor our independent auditors will in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

Not Applicable

Item 1A.   Risk Factors

Not Applicable

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.      Defaults Upon Senior Securities

Not Applicable

Item 4.      Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.      Other Information

Not Applicable

Item 6.     Exhibits

31.1	Certification of the President required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32	Certification of the President and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YINFU GOLD CORPORATION
(Registrant)

August 22, 2011	/s/ Wilson Dong Sheng Huang
Wilson Dong Sheng Huang
Acting President and CEO

August 22, 2011	/s/ Charles Ying-Wai Lam
Charles Ying-Wai Lam, Acting Chief Financial Officer
Principal Financial and Accounting Officer