Form 10-Q
period 2011-09-30
Yinfu Gold Corp.
filed 2011-11-21
CIK 1438461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2011
or

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
 Yes ☐      No ☒

As of November 17, 2011, there were outstanding 88,048,000 shares of the registrant’s common stock, $.001 par value.

YINFU GOLD CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

INDEX
		PAGE
PART 1.	Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheet as of September 30, 2011 (Unaudited) and March 31, 2011 (Audited)	1
	Consolidated Statement of Operations for the Six Months Ended September 30, 2011 (Unaudited) and June 30, 2010 (Unaudited)	2
	Consolidated Statement of Changes in Stockholders’ Deficit for the Six Months Ended September 30, 2011 (Unaudited)	3
	Consolidated Statement of Cash Flows for the Six Months Ended September 30, 2011 (Unaudited) and June 30, 2010 (Unaudited)	4
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Controls and Procedures	17
PART 11.	Other Information	19
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
	Signatures
	Exhibits

YINFU GOLD CORP.

CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2011

(STATED IN US DOLLARS)

YINFU GOLD CORP.

YINFU GOLD CORP.
(An Exploration Stage Company)
CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30 AND MARCH 31, 2011
	Notes	As of September 30, 2011 $	As of March 31, 2011 $
ASSETS
Current assets
Cash and cash equivalents	3	36,689	19,024
Inventory		328,005	-
Other receivables, net		656,026	959,798
Total current assets		1,020,720	978,822

Investment	6	5,670,000	6,300,000
Property, plant and equipment, net	4	2,186,602	1,986,364
Intangible asset	5	24,046,920	24,046,920
Total non-current assets		31,903,522	32,333,284

Subsidiary held-for-sales-assets	2	26,592	24,464

TOTAL ASSETS		32,950,834	33,336,570

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Other payables and accrued expenses		2,395,384	2,180,693
Due to related parties	7	1,342,422	1,287,862
Total current liabilities		3,737,806	3,468,555

Long-term payable		-	22,370,292
Subsidiary held-for-sales-liabilities	2	2,697,986	2,657,094

TOTAL LIABILITIES		6,435,792	28,495,941

YINFU GOLD CORP.
(An Exploration Stage Company)
CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30 AND MARCH 31, 2011
(CONTINUED)
	Notes	As of September 30, 2011 $	As of March 31, 2011 $

STOCKHOLDERS’ EQUITY
Common stock
Authorized: 1,000,000,000 shares,
Issued and outstanding: 88,048,000 shares		82,648	82,648

Additional paid-in capital		6,471,938	6,471,938
Reserve		1,642	-
Retained earnings		(2,287,838)	(1,726,443)
Foreign exchange reserve		35,975	12,486
Other comprehensive income -debt restructuring	8	22,210,677	-

TOTAL STOCKHOLDERS’ EQUITY		26,515,042	4,840,629

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		32,950,834	33,336,570

See accompanying notes to the condensed financial statement

YINFU GOLD CORP.
(An Exploration Stage Company)
CONDENSED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	For the Three Months Ended		For the Six Months Ended
	September 30, 2011 $	September 30, 2010 $	September 30, 2011 $	September 30, 2010 $

Sales	228,870	2,701,535	228,870	2,701,535
Cost of Sales	(440,426)	(1,862,048)	(440,426)	(1,862,048)
Other Income	537,150	-	237,902	-
Administrative Expenses	(349,254)	(340,722)	(550,618)	(1,033,541)
Income (Loss) for the period -continuing operations	(23,660)	498,765	(524,272)	(194,054)
Discontinued operations	(12,425)	-	(37,123)	-

Income (loss) for the period	(36,085)	498,765	(561,395)	(194,054)

Deficit, beginning of period	(2,251,753)	(1,365,534)	(1,726,443)	(672,715)

Deficit, end of period	(2,287,838)	(866,769)	(2,287,838)	(866,769)

Basic and diluted loss per share	(0.0004)	0.006	(0.006)	(0.003)

Weighted average number of shares issued and outstanding – basic and diluted	88,048,000	87,929,479	88,048,000	55,456,175

See accompanying notes to the consolidated financial statement

YINFU GOLD CORP.
(An Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
	For the Three Months Ended,		For the Six Months Ended,
	September 30, 2011 $	September 30, 2010 $	September 30, 2011 $	September 30, 2010 $

Cash flows from (used in) operating activities:
Income (loss )for the period	(36,085)	498,765	(561,395)	(194,054)
Increase in inventories	(328,005)	(932,355)	(328,005)	(195,694)
Increase in tax payable	-	1,900,623	-	495,372
Depreciation	163,499	-	191,505	-
Impairment loss on investment	630,000	-	630,000	-
Change in other receivables	655,658	(85,112)	303,047	-
Change in other payables	(604,578)	622,648	55,076	-
Change in due to related parties	(543,999)	44,886	95,450	-
Change in other non-current assets	37,828	(1,588,835)	-	-
Net cash provided by(used in) operating activities	(25,682)	460,620	385,678	105,624

Cash flows from investing activities
Additions of Property, plant and equipment	-	-	(391,743)	-
Net cash (used in) investing activities	-	-	(391,743)	-

Cash flows from financing activities
Advances from related party	-	-	-	57,864
Shares issued	-	901	-	309,000
Proceed from reserve	-	-	1,642	-
Net cash provided by financing activities	-	901	1,642	366,864

Change in cash and cash equivalents	(25,682)	461,521	(4,423)	472,488
Foreign exchange effect	4,598	11,331	23,489	-
Cash and cash equivalents, period begins	61,643	4,867	21,493	5,231
Cash and cash equivalents, period ends	40,559	477,719	40,559	477,719
Less: Cash from discontinued operations	3,870	-	3,870	-
Cash from continuing operations	36,689	477,719	36,689	477,719

See accompanying notes to the condensed financial statements

YINFU GOLD CORP.
(An Exploration Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD MARCH 31, 2009 TO SEPTEMBER 30, 2011
	Number Of shares	Par value $	Additional paid-in capital $	Retained earnings $	Foreign exchange reserve $	Reserve $	Other comprehensive income -debt restructuring $	Total $

Balance, March 31,2009	76,500,000	76,500	(76,399)	(728,444)	-	-	-	(728,343)
Net income for the year	-	-	-	2,554,658	-	-	-	2,554,658
Foreign exchange reserve	-	-	-	-	4,624	-	-	4,624

Balance, March 31,2010	76,500,000	76,500	(76,399)	1,826,214	4,624	-	-	1,830,939

Issued for services@ $1.03	300,000	300	308,700	-	-	-	-	309,000
Issued for acquisition @ $3.15	1,098,000	1,098	3,457,602	-	-	-	-	3,458,700
Issued for acquisition @ $3.15	902,000	902	2,840,398	-	-	-	-	2,841,300
Recapitalization	9,248,000	3,848	(58,363)	-	-	-	-	(54,515)
Net loss for the period	-	-	-	(3,552,657)	-	-	-	(3,552,657)
Foreign exchange reserve	-	-	-	-	7,862	-	-	7,862

Balance, March 31,2011	88,048,000	82,648	6,471,938	(1,726,443)	12,486	-	-	4,840,629

See accompanying notes to the condensed financial statement

YINFU GOLD CORP.
(An Exploration Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD MARCH 31, 2009 TO SEPTEMBER 30, 2011
 (CONTINUED)
	Number Of shares	Par value $	Additional paid-in capital $	Retained earnings $	Foreign exchange reserve $	Reserve $	Other comprehensive income – debt restructuring $	Total $

Net loss for the period	-	-	-	(525,310)	-	-	-	(525,310)
Reserve	-	-	-	-	-	1,642	-	1,642
Foreign exchange reserve	-	-	-	-	18,892	-	-	18,892

Balance, June 30, 2011	88,048,000	82,648	6,471,938	(2,251,753)	31,378	1,642	-	4,335,853

Net loss for the period	-	-	-	(36,085)	-	-	-	(36,085)
Foreign exchange reserve	-	-	-	-	4,597	-	-	4,597

Other comprehensive income	-	-	-	-	-	-	22,210,677	22,210,677

Balance, September 30, 2011	88,048,000	82,648	6,471,938	(2,287,838)	35,975	1,642	22,210,677	26,515,042

See accompanying notes to the condensed financial statement

YINFU GOLD CORP.
(An Exploration Stage Company)
CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2011

1. QUARTERLY FINANCIAL INFORMATION

These unaudited condensed quarterly financial statements should be read in conjunction with the 31 March 2011 financial statements and the notes included therein. In the opinion of the Management, all material adjustments necessary for a fair statement of the results of operations for the three-month periods ended 30 September 2011 have been included. The results of operations for quarterly period are not necessarily indicative of the results to be expected for the full year.

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

In 2010, the Company entered into a Share Exchange Agreement with Joyous Fame International Limited (“Joyous Fame”), the shareholders of Joyous Fame transferred all their shares of Joyous Fame, representing the entire issued share capital of Joyous Fame, to the Company in exchange for an aggregate of 76,500,000 shares of restricted common shares of the Company, thus causing Joyous Fame to become a wholly-owned subsidiary of the Company.

The acquisition of Joyous Fame is being accounted as a reverse acquisition of Yinfu Gold Corp. by Joyous Fame International Limited, since the stockholders of Joyous Fame will own the majority of the outstanding shares of the Company’s common stock immediately following the acquisition. Joyous Fame is deemed to be the acquirer in the reverse merger.

YINFU GOLD CORP.
(An Exploration Stage Company)
CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2011

2. FINANCIAL INFORMATION OF THE DISCONTINUED OPERATION

The following presents the financial information of the discontinued subsidiary of the Company, Yantai Muping Yinlong Investment Consulting Company Limited, as of September 30 and March 31, 2011.

Account	As of September 30, 2011 $	As of March 31, 2011 $

Cash	3,870	2,469
Other receivables	22,722	21,995
Total assets	26,592	24,464

Due to related parties	258,572	217,680
Tax payable	2,439,414	2,439,414
Total liabilities	2,697,986	2,657,094

	For the three months ended September 30, 2011 $	For the Six months ended September 30, 2011 $
General and administrative expenses	(12,339)	(37,037)
Other expenses	(86)	(86)
Net income (loss) before tax	(12,425)	(37,123)
Income tax	-	-

Net income (loss)	(12,425)	(37,123)

3. CASH

	As of September 30, 2011 $	As of March 31, 2011 $
Cash-continuing operations	36,689	19,024

4. PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	As of September 30, 2011 $	As of March 31, 2011 $
At Cost	2,662,347	2,270,604
Less: Accumulated depreciation	475,745	284,240
Net Book Value	2,186,602	1,986,364

YINFU GOLD CORP.
(An Exploration Stage Company)
CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2011

5. MINING

	As of September 30, 2011 $	As of March 31, 2011 $
Mining	24,046,920	24,046,920

The Company’s subsidiary, Penglai Huwei, currently holds a mining permit conferring rights to carry out gold mining activities and an exploration permit conferring rights to carry out gold exploration activities in a mine close to the city of Penglai, Shandong, PRC. The mining permit covers an area of 0.2224 sq km and will expire on January 22, 2015. The exploration permit covers an area of 3.40 sq km, which includes the 0.2224 sq km covered by the mining permit. No amortization is accrued as the mine is in suspension.

6. INVESTMENT

	As of September 30, 2011 $	As of March 31, 2011 $
Investment-cost	6,300,000	6,300,000
Provision	630,000	-
Investment-net	5,670,000	6,300,000

On June 1, 2010 and June 11, 2010, the Company acquired 100% equity interest of Joyous Fame International Limited at the carrying value US$78,795,000 and 28% equity interest of Legarleon Precious Metals Limited (“LPM”) at the carrying value of US$3,458,700. In September, the Company acquired 23% equity interest of LPM at the carrying value of US$2,841,300.

In January, 2011, the Group’s management lost its control over investment in LPM and thus, it has been recorded as investments of the Group rather than related subsidiary. And since then, the Company has not regained control over LPM, as a result, the subsidiary has not been consolidated during the year ended March 31, 2011 and the quarter ended September 30, 2011. In October, 2011, the management was planning to repurchase the shares issued for the investment, and a provision is made, please refer to note 9 for the subsequent events.

7. RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2011 and the year ended March 31, 2011, due to related parties are as followings:
	As of September 30, 2011 $	As of March 31, 2011 $
Due to related party
-Continuing subsidiaries	1,342,422	1,287,862

YINFU GOLD CORP.
(An Exploration Stage Company)
CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2011

8. OTHER COMPREHENSIVE INCOME

Based on the board resolutions on September 28, 2011, to relieve the financial pressure of the payment term caused by the “Transfer of Mining Permit Agreement” signed on December 31, 2009; and after taking the potential risk raised of additional injected resources and exploration , which involved a long duration of process from exploration, refining and finally available for sale into consideration, the Company resolved that such potential risk should not be the exclusive responsibility of itself.

The board has reached an agreement with the original seller that a “Mutual exploration and Mutual Benefits Agreement” will replace the original Agreement. The original seller confirmed that the mining permit which has been transferred to the Company’s subsidiary is a conditioned usage right and the Company becomes a solely funding party for the exploration and refining.

The Company will further process the ore explored until it is commercially available for sale. The Company will pay the former mine owners 30% of the annual total value of the ore in cash or in physical products with a total value not higher than USD22, 210,677. However, this payment term should be limited to 5 years in principle.

After that, if there are still outstanding payables, both parties will make further negotiations and arrangements on resolving the issue. Director Wilson Huang will be responsible for arranging the management of the Company to follow and complete these legal procedures by December 15, 2011.

As a result of the above change, such long term payable no longer satisfied the definition of liabilities in FASB concepts Statement No.6. Paragraph 35-43 and therefore it is presented in Other Comprehensive Income in this quarter’s financial statements.

YINFU GOLD CORP.
(An Exploration Stage Company)
CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2011

9. SUBSEQUENT EVENTS

As of October 2011, the Company signed a letter of intent on the transfer of equity interest of one of its subsidiaries, Yantai Muping Yinlong Investment Consulting Company Limited, to a third party.

Closing of the transfer will be subject to certain conditions. The parties agreed to use their best efforts to effect the closing on a timely basis, but there is no assurance that the parties will complete the transactions as discussed.

On October 23, 2011, the Board discussed a proposal put forward by Mr Lo Lin Kong, minority stockholders of LPM for the settlement by the transfer of 1,800,000 shares of the Company (formerly known as Element92 Resources) back to the Company by Mr Lo Lin Kong and the transfer of 51% shares of LPM to Mr Lo Lin Kong by the Company, in view of the failure of the Chinese Gold and Silver Exchange Society in registering the Company as the owner of the 51% equity interest of LPM and the continuing business decline of LPM since the acquisition of shares by the Company. Since the Company has issued 2,000,000 shares and only 1,800,000 shares will be transferred back, the Company will have an investment loss of US$630,000 (200,000 *3.15/share).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following management discussion and analysis provides information on the activities of Yinfu Gold Corporation (formerly known as “Element92 Resources Corp.”), or the “Company”, and should be read in conjunction with the financial statements and notes thereto for the three months ended September 30, 2011. Readers are cautioned that management’s discussion and analysis contains forward-looking statements and that actual events may vary from management’sexpectations.

Overview

We were incorporated in the State of Wyoming on September 1, 2005 and established a fiscal year at the end of March 31. Yinfu Gold Corporation (formerly known as “Element92 Resources Corp.”), was originally incorporated under the laws of the State of Wyoming as Ace Lock & Security. On March 5, 2007, we filed a Certificate of Amendment with the Wyoming Secretary of State to change our name to Element92 Resources Corp. and increase our authorized capital to 1,000,000,000 common shares. On November 18, 2010, the Company received a notification from the Financial Industry Regulatory Authority (“FINRA”) that the Company’s change of name from Element92 Resources Corp. to Yinfu Gold Corp. has been posted as effective with FINRA. The Company is a development  stage company engaged in the search for commercially viable minerals. The Company has the rights to 14 mineral claims in the Province of Quebec, Canada. We have no property other than an option to acquire the claims. There is no assurance that a commercially viable mineral deposit exists on the Quebec claims or can be shown to exist until sufficient and appropriate exploration has been done and a comprehensive evaluation of such work concludes the economic and legal feasibility. The Company will proceed only if minerals have been found and their extraction has been deemed economically feasible.

On January 25, 2010, the Company entered into a sales and purchase agreement to acquire three gold mines, namely, Rongcheng gold mine, Penglai gold mine and Wendeng gold mine, in exchange for 90,000,000 restricted shares of the Company’s common stock. The acquisition of Wendeng gold mine was terminated on March 30, 2010 and the number of shares was concurrently reduced to 76,500,000 pursuant to a revised sales and purchase agreement dated March 31, 2010. On June 15, 2010, the acquisition of Penglai gold mine was closed. Based on data from due diligence, the management of the Company determined that the value of Rongcheng gold mine was far below the agreed purchase value and they stepped into negotiation with the owners of Rongcheng for price reduction. On February 4, 2011, the owners of Rongcheng gold mine elected to terminate the sale of the mine in accordance with the terms of the sale and purchase agreement and returned the shares to the Company at the purchase price of the gold mine.

The Company intends to seek other gold mines in an effort to expand the production capacity in the future.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States, or US GAAP.

We believe that the following accounting policies are critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Basis of Presentation

The Company’s financial statements have been stated in United States Dollars and prepared in accordance with generally accepted accounting principles in the United States of America.

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

14

Revenue Recognition

Revenue is recognized when all of the following criteria are met:

- Persuasive evidence of an arrangement exists;
- Delivery has occurred or services have been rendered;
- The seller's price to the buyer is fixed or determinable; and
- Collectability is reasonably assured.

The Company continually performs analyses of returns and allowances and records a provision at the time of sale if necessary. The Company reviews this estimate regularly and adjusts it if conditions change.

Mining and Exploration Costs

Mining and Exploration costs are charged as costs when incurred and included in operating costs.

Results of Operations

The acquisition of Penglai gold mine was closed on June 15, 2010. However, it has been closed temporarily for condition inspection and improvement to ensure full compliance with the local safety regulations. The revenue for this quarter was generated by the selling of inventories that have been lent to the former mine owners in the previous quarters. Due to the low production capacity in the previous quarters, the cost of mining and exploration was higher than revenue, which has led to a negative gross profit at this quarter.

Huwei (or “Wujia”) Gold Mine and Processing Plant

Status: Huwei Gold Mine (referred to as the “Wujia Gold Mine” in some reports) was granted a mining license in late 2009, and commenced mining by using typical Chinese underground mining methods. During a site inspection, Huwei was constructing a shaft to mine vein No.2 and had developed 4 layers in it. The maximum mining depth is 215 m below the ground.

Location: Huwei Gold Mine and Processing Plant are located 70 km in the west of Yantai City and are accessible by a paved road which connects the mine and processing plant.

Licenses and Permits: An area of 0.34 km2 has obtained an exploration license, of which 0.222 km2 has been granted the mining permit to conduct mining activities. The Mining License and Exploration License are both owned by Huwei Mineral Invest Co., Ltd.

South Shijing Gold Exploration Area (Rongcheng)

Status: The South Shijing Gold Exploration Area is an early stage exploration project which is now undergoing exploration to identify and define gold mineralization within the existing lease areas. Limited surface mapping, trench sampling and exploration are now being conducted.

Location: The South Shijing Exploration Area is located in an area called Datuan in Rongcheng, Shandong Province and it is only accessible by a simple dirt road.

Licenses and Permits: Management indicated that an Exploration License covering a total area of 5.48 km2 has been in place and will be valid from December 22, 2009 to September 30, 2011.

Geology: In the southern part of the Shijing exploration area, there is a reservoir which divides the exploration area into two parts, namely, the East Exploration Area and West Exploration Area. Currently, the No. 6 Geological Bureau of Shandong Province is now conducting exploration activities in this area.

Based on data from due diligence, the management of the Company determined that the value of Rongcheng gold mine was far below the agreed purchase value and they stepped into negotiation with the owners of Rongcheng for price reduction. On February 4, 2011, the owners of Rongcheng gold mine elected to terminate the sale of the mine in accordance with the terms of the sale and purchase agreement and returned the shares to the Company at the purchase price of the gold mine.

Results of Operations for the period Ended September 30, 2011 And 2010

Revenue, Costs of Sales and Gross profit

Following is comparison of our revenue, costs of sales and gross profit for the periods ended September 30, 2011 and 2010.

	For the three months ended September 30,			For the six months ended September 30,
	2011 $	2010 $	Change $	2011 $	2010 $	Change $
Revenue	228,870	2,701,535	(2,472,665)	228,870	2,701,535	(2,472,665)
Costs of Sales	(440,426)	(1,862,048)	1,421,622	(440,426)	(1,862,048)	1,421,622
Sales tax	-	-	-	-	-	-
Gross Profit	(211,556)	839,487	(1,051,043)	(211,556)	839,487	(1,051,043)

Due to the inspection of the gold mine for compliance with local government safety regulations and ensuring compliance with those regulations, Penglai gold mine has been closed temporarily this year.

The following table reconciles gross profit to income before income taxes.

	For the three months ended September 30,			For the six months ended September 30,
	2011 $	2010 $	Change $	2011 $	2010 $	Change $
Gross profit	(211,556)	839,487	(1,051,043)	(211,556)	839,487	(1,051,043)
Sales expenses	-	-	-	-	-	-
Administrative expense	(349,254)	(340,722)	(8,532)	(550,618)	(1,033,541)	482,923
Other income	537,150	-	537,150	237,902	-	237,902
Operating profit (loss)	(23,660)	498,765	475,105	(524,272)	(194,054)	(718,326)
Discontinued operations	(12,425)	-	(12,425)	(37,123)	-	(37,123)
Net profits (loss) before tax	(36,085)	498,765	462,680	(561,395)	(194,054)	(755,449)
Income tax expense	-	-	-	-	-	-
Net profit (loss) after tax	(36,085)	498,765	462,680	(561,395)	(194,054)	(755,449)

Sales and Administrative Expenses

Administrative expenses for the three and six months ended September 30, 2011 amounted to US$349,254 and US$550,618, respectively, compared with US$340,722 and US$1,033,541 for the correspondingly period of 2010, representing an increase of 2.5% and a decrease of 46.7%, respectively. The administrative expenses are primarily due to travelling expense caused by the frequent financing activities by management.
Income Tax Expense

All of our income was generated within mainland China and was generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The income tax expense amounted to US$Nil and US$Nil for the three and six months ended September 30, 2011 as no profit was made this year.

Liquidity and Capital Resources

As of September 30, 2011 we had cash and bank balances of US$36,689. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

The following table sets forth a summary of our cash flows for the periods indicated.

	For the three months ended September 30		For the six months ended September 30
	2011 $	2010 $	2011 $	2010 $
Net cash provided by (used in) operating activities	(25,682)	460,620	385,677	105,624
Net cash provided by (used in) investing activities	-	-	(391,743)	-
Net cash provided by (used in) financial activities	-	901	1,642	366,864
Net increase (decrease) in cash	(25,682)	461,521	(4,424)	472,488

Operating Activities

Due to the inspection of the mine for compliance with local government safety regulations and ensuring compliance with those regulations, the Company has temporarily closed the Penglai gold mine this year.

The Company needs to raise additional funds in order to manage its operations and cash resources in a manner consistent with its expectation to satisfy cash requirements throughout the fiscal year 2011. The main operating costs for the Company include:
1.	Required work program on the Quebec Claims: The work will consist of grid emplacement, concentrated geological mapping and sampling and geophysical surveys;
2.	The Company plans to increase the operating capacity of the mine and processing plant of Penglai Huwei, but at this time, it is not possible to determine the full cost of such a plan.

There will be no significant capital equipment purchases expected within the next 12 months. The Company may consider an additional equity offering within the next 12 months. In such case, the use of proceeds would focus on the acceleration of work on the claims and meeting our regulatory obligations. We will continue to seek Joint Venture partners to assist our initiative to explore and develop our claims.

Investing Activities

Net cash used in investing activities was US$Nil and US$391,743 for the three and six months ended September 30, 2011, compared to the amount of US$Nil and US$Nil, respectively, for the same period of 2010. This increase is primarily due to new investment in fixed assets.

Financing Activities

Net cash provided by financing activities was US$Nil and US$1,642 for the three and six months ended September 30, 2011, compared to the amount of US$901 and US$366,864, respectively, for the same period of 2010.

In order to proceed with our planned exploration activities we will need to raise additional capital either through loans, equity financing or seeking a joint venture partner. Unless we are able to raise additional capital or find a joint venture partner with sufficient funds there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Furthermore, we may continue to be unprofitable. The company does not plan to make any capital expenditures for new mineral claims or equipment during the next twelve months.

The recent weakening of economic conditions in the U.S. and around the world could have harmful effects on our ability to raise money to fund our planned operations. If it happens, we would likely go out of business and our investors will lose their entire investment in our company.

We believe that recent decreases in value of the common shares of many companies worldwide will make selling shares of our common stock increasingly difficult. If we are not able to sell enough of our shares to meet our financial needs, we will have to consider borrowing the money we need. A tightening of credit conditions has also been experienced in the economy recently. Because of the recent credit crisis, it is possible that we would not be able to borrow adequate amounts to fund our operations on terms and at rates of interest acceptable to and in the best interests of our company. If we are unable to obtain the amount of money to fund our operations, we will likely go out of business and investors will lose their entire investment in our company.

We do not expect that the difficult economic conditions to improve significantly in the near future. Further deterioration of the economy and consumer fear that the economy will deteriorate further could intensify the adverse effects of these difficult market conditions.

Economy and Inflation

The recent weakening of economic conditions in the U.S. and around the world could have harmful effects on our ability to raise money to fund our planned operations. If this happens, we would likely go out of business and our investors will lose their entire investment in our company.

We believe that recent decrease in value of the common shares of many companies worldwide will make selling shares of our common stock increasingly difficult. If we are not able to sell enough of our shares to meet our financial needs, we will have to consider borrowing the money we need. The economy has recently experienced a tightening of credit conditions. Because of the recent credit crisis, it is possible that we would not be able to borrow adequate amounts to fund our operations on terms and at rates of interest acceptable to and in the best interests of our company. If we are unable to obtain the amount of money that we need to fund our operations, we will likely go out of business and investors will lose their entire investment in our company.

We do not expect that the difficult economic conditions to improve significantly in the near future. Further deterioration of the economy and consumer fear that the economy will deteriorate further could intensify the adverse effects of these difficult market conditions.

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

Going Concern

We continue to operate without attaining profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

No changes of internal control over financial reporting were made in the nine months ended September 30, 2010.

Inherent Limitations On Effectiveness Of Controls

Our management, including our CEO and CFO, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

YINFU GOLD CORPORATION
(Registrant)

November 21, 2011	/s/ Wilson Dong Sheng Huang
Wilson Dong Sheng Huang
Acting President and CEO

November 21, 2011	/s/ Charles Ying-Wai Lam
Charles Ying-Wai Lam, Acting Chief Financial Officer
Principal Financial and Accounting Officer