Form 10-Q
period 2011-12-31
Yinfu Gold Corp.
filed 2012-02-21
CIK 1438461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

Yes ☐         No ☒

As of February 10, 2012 there were outstanding 88,048,000 shares of the registrant’s common stock, $.001 par value.

YINFU GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

2

YINFU GOLD CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

(STATED IN US DOLLARS)

3

YINFU GOLD CORP.

YINFU GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31 AND MARCH 31, 2011

	Notes	As of December 31, 2011	As of March 31, 2011
		$	$
ASSETS
Current assets
Cash and cash equivalents	3	33,639	19,024
Other receivables, net		699,034	959,798
Total current assets		732,673	978,822

Investment	6	5,670,000	6,300,000
Property, plant and equipment, net	4	2,144,462	1,986,364
Intangible asset	5	24,046,920	24,046,920
Total non-current assets		31,861,382	32,333,284

Subsidiary held-for-sales-assets	2	326,588	24,464

TOTAL ASSETS		32,920,643	33,336,570

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Other payables and accrued expenses		2,175,741	2,180,693
Due to related parties	7	1,395,782	1,287,862
Salary payable		15,164	-
Total current liabilities		3,586,687	3,468,555

Long-term payable		-	22,370,292

Subsidiary held-for-sales-liabilities	2	2,439,414	2,657,094

TOTAL LIABILITIES		6,026,101	28,495,941

YINFU GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31 AND MARCH 31, 2011

(CONTINUED)

	Notes	As of December 31, 2011	As of March 31, 2011
		$	$
STOCKHOLDERS’ EQUITY
Common stock
Authorized: 1,000,000,000 shares,
Issued and outstanding: 88,048,000 shares		82,648	82,648

Additional paid-in capital		6,471,938	6,471,938
Retained earnings		(1,913,828)	(1,726,443)
Foreign exchange reserve		43,107	12,486
Other comprehensive income-debt restructuring	8	22,210,677	-

TOTAL STOCKHOLDERS’ EQUITY		26,894,542	4,840,629

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		32,920,643	33,336,570

See accompanying notes to the condensed consolidated financial statement

YINFU GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	$	$	$	$
Sales	529,403	452,135	758,273	3,153,670
Cost of Sales	684,124	500,295	1,124,550	2,362,343
Other Income	257,087	-	494,989	-
Investment loss	-	-	-	-
Sales tax	18,726	-	18,726	-
Administrative Expenses	157,472	753,339	708,090	1,786,880
Other expenses	109,666	-	109,666	-
Income (Loss) for the period -continuing operations	(183,498)	(801,499)	(707,770)	(995,553)
Discontinued operations	557,508	-	520,385	-

Income (loss) for the period	374,010	(801,499)	(187,385)	(995,553)

Non-controlling interest income	-	(126,308)	-	(126,308)

Net income(loss)	374,010	(927,807)	(187,385)	(1,121,861)

Deficit, beginning of period	(2,287,838)	(866,769)	(1,726,443)	(672,715)

Deficit, end of period	(1,913,828)	(1,794,576)	(1,913,828)	(1,794,576)

Earning per share(basic and diluted)	0.0042	(0.01054)	(0.0021)	(0.0128)
Weighted average shares outstanding	88,048,000	88,048,000	88,048,000	87,439,007

See accompanying notes to the consolidated financial statement

YINFU GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

	For the Nine Months Ended
	December 31, 2011	December 31, 2010
	$	$
Cash flows from (used in) operating activities:
Income (loss )for the period	(187,385)	(1,121,861)
Non-controlling interests	-	126,308
Increase in inventories	-	(195,694)
Change in other receivables	(27,401)	-
Amortization and Depreciation	158,098	346,338
Shares for debt and/or services	-	309,000
Impairment loss on investment	630,000	-
Change in amount due to director	(109,760)	-
Change in prepaid expenses	-	(36,749)
Change in other payables and accruals	(149,402)	-
Change in due to customers	-	495,372
Net cash provided by(used in) operating activities	314,150	(77,286)
Cash flows from investing activities
Purchase of Property, Plant and equipment	(391,743)	-
Net cash provided by investing activities	(391,743)	-
Cash flows from financing activities
Advances from related party	-	477,383
Net cash provided by financing activities	-	477,383
Change in cash and cash equivalents	(77,593)	400,097
Foreign exchange effect	106,168	-
Cash and cash equivalents, period begins	21,493	5,231
Cash and cash equivalents, period ends	50,068	405,328
Less: Cash from discontinued operations	16,429	-
Cash and cash equivalents	33,639	405,328

See accompanying notes to the condensed consolidated financial statements

YINFU GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD MARCH 31, 2009 TO DECEMBER 31, 2011

	Number Of shares	Amount	Additional paid-in capital	Retained earnings	Foreign exchange reserve	Reserve	Other comprehensive income -debt restructuring	Total
		$	$	$	$	$	$	$
Balance, March 31,2009	76,500,000	76,500	(76,399)	(728,444)	-	-	-	(728,343)
Net income for the year	-	-	-	2,554,658	-	-	-	2,554,658
Foreign exchange reserve	-	-	-	-	4,624	-	-	4,624

Balance, March 31,2010	76,500,000	76,500	(76,399)	1,826,214	4,624	-	-	1,830,939

Issued for services@ $1.03	300,000	300	308,700	-	-	-	-	309,000
Issued for acquisition @ $3.15	1,098,000	1,098	3,457,602	-	-	-	-	3,458,700
Issued for acquisition @ $3.15	902,000	902	2,840,398	-	-	-	-	2,841,300
Recapitalization	9,248,000	3,848	(58,363)	-	-	-	-	(54,515)
Net loss for the period	-	-	-	(3,552,657)	-	-	-	(3,552,657)
Foreign exchange reserve	-	-	-	-	7,862	-	-	7,862

Balance, March 31,2011	88,048,000	82,648	6,471,938	(1,726,443)	12,486	-	-	4,840,629

See accompanying notes to the condensed consolidated financial statement

YINFU GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD SEPTEMBER 30, 2009 TO DECEMBER 31, 2011

(CONTINUED)

	Number Of shares	Amount	Additional paid-in capital	Retained earnings	Foreign exchange reserve	Reserve	Other comprehensive income – debt restructuring	Total
		$	$	$	$	$	$	$
Net loss for the period	-	-	-	(525,310)	-	-	-	(525,310)
Reserve	-	-	-	-	-	1,642	-	1,642
Foreign exchange reserve	-	-	-	-	18,892	-	-	18,892
Balance, June 30, 2011	88,048,000	82,648	6,471,938	(2,251,753)	31,378	1,642	-	4,335,853
Net loss for the period	-	-	-	(36,085)	-	-	-	(36,085)
Foreign exchange reserve	-	-	-	-	4,597	-	-	4,597
Other comprehensive income	-	-	-	-	-	-	22,210,677	22,210,677

Balance, September 30, 2011	88,048,000	82,648	6,471,938	(2,287,838)	35,975	1,642	22,210,677	26,515,042
Decrease in reserve		-	-	-	-	(1,642)	-	(1,642)
Net income /loss for the period	-	-	-	374,010	-	-	-	374,010
Foreign exchange effect	-	-	-	-	7,132	-	-	7,132

Balance, December 31,2011	88,048,000	82,648	6,471,938	(1,913,828)	43,107	-	22,210,677	26,894,542

See accompanying notes to the condensed consolidated financial statement

YINFU GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2011

1. QUARTERLY FINANCIAL INFORMATION

These unaudited condensed consolidated quarterly financial statements should be read in conjunction with the 31 March 2011 financial statements and the notes included therein. In the opinion of the Management, all material adjustments necessary for a fair statement of the results of operations for the three-month periods ended 31 December 2011 have been included. The results of operations for quarterly period are not necessarily indicative of the results to be expected for the full year.

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

YINFU GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2011

2. FINANCIAL INFORMATION OF THE DISCONTINUED OPERATION

The following presents the financial information of the discontinued subsidiary of the Company, Yantai Muping Yinlong Investment Consulting Company Limited, as of December 31 and March 31, 2011.

Account	As of December 31, 2011	As of March 31, 2011
	$	$
Cash	16,429	2,469
Other receivables	310,159	21,995
Total assets	326,588	24,464

Due to related parties		217,680
Tax payable	2,439,414	2,439,414
Total liabilities	2,439,414	2,657,094

	For the three months ended December 31, 2011	For the nine months ended December 31, 2011
	$	$
Other revenues	631,529	631,529
Excise tax	35,681	35,681
Other expenses	-	86
General and administrative expenses	22,551	59,588
Net income (loss) before tax	573,297	536,174
Income tax	15,789	15,789

Net income (loss)	557,508	520,385

3. CASH

	As of December 31,2011	As of March 31, 2011
	$	$
Cash-continuing operations	33,639	19,024

4. PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	As of December 31, 2011	As of March 31, 2011
	$	$
At Cost	2,586,800	2,270,604
Less: Accumulated depreciation	442,338	284,240
Net Book Value	2,144,462	1,986,364

YINFU GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2011

5. MINING

	As of December 31, 2011	As of March 31, 2011
	$	$
Mining	24,046,920	24,046,920

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

6. INVESTMENT

	As of December 31, 2011	As of March 31, 2011
	$	$
Investment-cost	6,300,000	6,300,000
Provision	630,000	-
Investment-net	5,670,000	6,300,000

On June 1, 2010 and June 11, 2010, the Company acquired 100% equity interest of Joyous Fame International Limited at the carrying value US$78,795,000 and 28% equity interest of Legarleon Precious Metals Limited (“LPM”) at the carrying value of US$3,458,700. In September, the Company acquired a 23% equity interest in LPM at the carrying value of US$2,841,300.

In January, 2011, the Company’s management lost its control over investment in LPM and thus, it has been recorded as investments of the Company rather than related subsidiary. And since then, the Company has not regained control over LPM, as a result, the subsidiary has not been consolidated during the year ended March 31, 2011.

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

YINFU GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2011

6. INVESTMENT(Continued)

On November 1, 2011, the Company entered into an agreement with Mr Lo Lin Kong, minority shareholders of LPM. Under the agreement, Mr Lo Lin Kong shall transfer back the 1,800,000 shares of the Company and in exchange the Company shall transfer back 51% shares of LPM. However, due to the fact that the legal procedures are still underway, investment is still booked in the Company’s book.

7. RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2011 and the year ended March 31, 2011, due to related parties are as followings:

	As of December 31, 2011	As of March 31, 2011
	$	$
Due to related party
-Continuing subsidiaries	1,395,782	1,287,862

YINFU GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2011

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

The Company will further process the ore explored until it is commercially available for sale. The Company will pay the former mine owners 30% of the annual total value of the ore in cash or in physical products with a total value not higher than USD22,210,677. However, this payment term should be limited to 5 years in principle.

After that, if there are still outstanding payables, both parties will make further negotiations and arrangements on resolving the issue. Director Wilson Huang will be responsible for arranging the management of the Company to follow and complete these legal procedures by December 15, 2011.

As a result of the above change, such long term payable no longer satisfied the definition of liabilities in FASB concepts Statement No.6. Paragraph 35-43 and therefore it is presented in Other Comprehensive Income in the financial statements.

YINFU GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2011

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

In November, 2011, the Company’s former CEO, Daniel Mckinney, filed a complaint in Clark County, Nevada to claim for seeking reimbursement of US$73,877.64 against money either in the form of cash advance or the payment of company's expense by him on behalf of the company US$ 73, 877.64, alleging that he was to be reimbursed by the Company for certain Company expenses that he had paid. On January 24, 2012, it was ordered and adjudged by the court a default judgment was entered against the Company in favor of Daniel McKinney in the amount of USD 73,877.64 together with interest accruing thereon at the highest legal rate until paid in full. The Company is in discussion with Mr. McKinney in an effort to find a mutually satisfactory resolution of this matter.

As of December 31, 2011, the Company has accrued a payable for Daniel McKinney in the amount of USD 109,666.06, including the attorney’s fee and other costs.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management discussion and analysis provides information on the activities of Yinfu Gold Corporation (formerly known as “Element92 Resources Corp.”), or the “Company”, and should be read in conjunction with the financial statements and notes thereto for the three months ended December 31, 2011. Readers are cautioned that management’s discussion and analysis contains forward-looking statements and that actual events may vary from management’s expectations.

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

Results of Operations for the period Ended December 31, 2011 And 2010

Revenue, Costs of Sales and Gross profit

Following is comparison of our revenue, costs of sales and gross profit for the periods ended December 31, 2011 and 2010.

	For the three months ended December 31,			For the nine months ended December 31,
	2011	2010	Change	2011	2010	Change
	$	$	$	$	$	$
Revenue	529,403	452,135	77,268	758,273	3,153,670	(2,395,397)
Costs of Sales	(684,124)	(500,295)	(183,829)	(1,124,550)	(2,362,343)	1,237,793
Sales tax	(18,726)	-	(18,726)	(18,726)	-	(18,726)
Gross Profit	(173,447)	(48,160)	(125,287)	(385,003)	791,327	(1,176,330)

Due to the inspection of the gold mine for compliance with local government safety regulations and ensuring compliance with those regulations, Penglai gold mine has been closed temporarily this year.

The following table reconciles gross profit to income before income taxes.

	For the three months ended December 31,			For the nine months ended December 31,
	2011	2010	$ Change	2011	2010	$ Change
	$	$	$	$	$	$
Gross profit	(173,447)	(48,160)	(125,287)	(385,003)	791,327	(1,176,330)
Sales expenses	-	-	-	-	-	-
Administrative expense	(157,472)	(753,339)	595,867	(708,090)	(1,786,880)	1,078,790
Other expenses	(109,666)		(109,666)	(109,666)		(109,666)
Other income	257,087	-	257,087	494,989	-	494,989
Operating profit (loss)	(183,498)	(801,499)	618,001	(707,770)	(995,553)	287,783
Discontinued operations	557,508	-	557,508	520,385	-	520,385
Net profits (loss) before tax	374,010	(801,499)	1,175,509	(187,385)	(995,553)	808,168
Income tax expense	-	-	-	-	-	-
Net profit (loss) after tax	374,010	(801,499)	1,175,509	(187,385)	(995,553)	808,168

Sales and Administrative Expenses

Administrative expenses for the three and nine months ended December 31, 2011 amounted to US$157,472 and US$708,090, respectively, compared with US$753,339 and US$1,786,880 for the correspondingly period of 2010. The administrative expenses are primarily due to travelling expense caused by the frequent financing activities by management.

Income Tax Expense

All of our income was generated within mainland China and was generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The income tax expense amounted to US$Nil and US$Nil for the three and nine months ended December 31, 2011 as no profit was made this year.

Liquidity and Capital Resources

As of December 31, 2011 we had cash and bank balances of US$33,639. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

The following table sets forth a summary of our cash flows for the periods indicated.

	For the nine months ended December 31
	2011	2010
	$	$
Net cash provided by (used in) operating activities	314,150	(77,286)

Net cash provided by (used in) investing activities	(391,743)	-

Net cash provided by (used in) financial activities	-	477,383

Net increase (decrease) in cash	(77,593)	400,097

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

Investing Activities

Net cash used in investing activities was US$Nil and US$ Nil for the three and nine months ended December 31, 2011, compared to the amount of US$Nil and US$Nil, respectively, for the same period of 2010.

Financing Activities

Net cash provided by financing activities was US$Nil and US$Nil for the three and nine months ended December 31, 2011, compared to the amount of US$ Nil and US$477,383, respectively, for the same period of 2010.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

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

Changes in Internal Control Over Financial Reporting

No changes of internal control over financial reporting were made in the nine months ended December 31, 2011.

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

In November, 2011, the Company’s former CEO, Daniel Mckinney, filed a complaint in Clark County, Nevada (Case No. 650958-C) seeking reimbursement of US$73,877.64, alleging that he was to be reimbursed by the Company for certain Company expenses that he had paid. On January 24, 2012, a default judgment was entered against the Company in favor of Daniel Mckinney in the amount of US$73,877.64 together with interest accruing thereon at the highest legal rate until paid in full. The Company is in discussion with Mr. Mckinney in an effort to find a mutually acceptable resolution of his claims.

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

YINFU GOLD CORPORATION
(Registrant)

February 14, 2012	/s/ Wilson Dong Sheng Huang
Wilson Dong Sheng Huang
Acting President and CEO

February 14, 2012	/s/ Charles Ying-Wai Lam
Charles Ying-Wai Lam, Acting Chief Financial Officer
Principal Financial and Accounting Officer

