Form 10-Q
period 2014-06-30
Yinfu Gold Corp.
filed 2016-07-08
CIK 1438461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-152242

YINFU GOLD CORPORATION
(Exact name of registrant as specified in its charter)

WYOMING	20-8531222
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 2408, Dongfang Science and Technology Mansion, Nanshan District, Shenzhen, China 518000 (Address of principal executive offices)

(86)755-8316-0998
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filed,""accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 7, 2016, the Company had 991,770,362 shares of common stock outstanding.

YINFU GOLD CORPORATION

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2014

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the period ended June 30, 2014 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

	June 30, 2014	March 31, 2014
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$394	$319
Current assets from discontinued operations	150,001	150,001
Total current assets	150,395	150,320

TOTAL ASSETS	$150,395	$150,320

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$46,656	$46,656
Note payable - related party	502,565	487,358
Total current liabilities	549,221	534,014
TOTAL LIABILITIES	549,221	534,014
STOCKHOLDERS' DEFICIT
Common stock, 3,000,000,000 shares authorized; par value $0.001, 191,770,362 shares issued and outstanding	191,770	191,770
Additional paid-in capital	4,587,335	4,587,335
Accumulated deficit	(5,177,931)	(5,162,799)
Total Stockholders' Deficit	(398,826)	(383,694)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$150,395	$150,320

YINFU GOLD CORPORATION
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended June 30,
	2014	2013

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	-	24,632
Professional fees	15,132	13,527
Total Operating Expenses	15,132	38,159

Net loss from operations	(15,132)	(38,159)

Other Income and Expense
Provision for income taxes	-	-

Loss from Continued Operations	(15,132)	(38,159)

Income (Loss) from Discontinued Operations	-	-

Net Loss	$(15,132)	$(38,159)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	191,770,362	191,770,362

YINFU GOLD CORPORATION
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months End June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,132)	$(38,159)
Changes in operating activities:
Accounts payable and accrued liabilities	-	11,664
Net cash used in continued operations	(15,132)	(26,495)
Net cash used in discontinued operations	-	(37,501)
Net cash used in operating activities	(15,132)	(63,996)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related parties	15,207	63,338
Net Cash Provided by Financing Activities	15,207	63,338
Net increase (decrease) in cash and cash equivalents	75	(658)
Cash and cash equivalents, beginning of period	319	737
Cash and cash equivalents, end of period	$394	$79

YINFU GOLD CORPORATION

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

June 30, 2014

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Yinfu Gold Corporation (the "Company") is a Wyoming corporation incorporated on September 1, 2005 under the name Ace Lock and Security, Inc. and established a fiscal year at the end of March 31. Yinfu Gold Corporation (formerly known as "Element92 Resources Corp.") was originally incorporated under the laws of the State of Wyoming as Ace Lock & Security, Inc. On March 5, 2007, we filed a Certificate of Amendment with the Wyoming Secretary of State to change our name to Element92 Resources Corp. and increased our authorized capital to 1,000,000,000 common shares. On November 18, 2010, the Company received a notification from the Financial Industry Regulatory Authority ("FINRA") that the Company's change of name from Element92 Resources Corp. to Yinfu Gold Corporation was posted as effective with FINRA. The Company was established as an exploration stage company engaged in the search for commercially viable minerals.

We no longer pursue opportunities related to the exploration of minerals. Our name change to Yinfu Gold Corporation, as filed with the State of Wyoming on November 18, 2010, signified that we have commenced working toward a major change in our business plan and business model.

Effective November 20, 2014, the Company executed a Sale and Purchase Agreement (the "Agreement") to acquire 100% of the shares and assets of China Enterprise Overseas Investment & Finance Group Limited, a British Virgin Islands corporation ("CEI"). Pursuant to the Agreement, the Company has agreed to issue 800 million restricted common shares of the Company to the owners of CEI.

Dahua Online Shopping Mall (http://www.dahuacheng.com) is an online shopping platform in the China market with two mainstream e-commerce models: business to business (B2B) and business to consumer (B2C). There are over 3,000 suppliers all over the China to provide an online listing of millions of commodities. The real-time payment system of Dahua is convenient, safe and fast.

Dahua Online Shopping Mall has registered 31 million members as of November 17, 2014.

Pursuant to the Agreement, on or before January 1, 2015, CEI was to deliver to the Company, duly authorized, properly and fully executed documents in English, evidencing and confirming the sale of 100% of the shares of CEI and its assets specifically detailing the assets and an asset valuation by a third-party valuator. The valuation report was received by the Company on January 28, 2015.

Additionally, the Agreement stated that both parties have agreed that all shares issued, pursuant to the terms and conditions of this agreement, shall be issued as soon as practicable following the signing of this agreement, but all shares so issued shall be held in escrow until all terms and conditions are met.

As of the date of this filing, the various terms and conditions of the Agreement have been fulfilled on January 28, 2015, therefore, the share certificates representing the shares have been issued in the names of the CEI shareholders and the Agreement between the Company and CEI was closed on January 28, 2015.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for (a) the financial position, (b) the result of operations, and (c) cash flows have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Principles of Consolidation

On June 29, 2012, the Company incorporated Element Resources International Limited ("Element Resources") in Hong Kong. Element Resources is a wholly owned subsidiary of the Company and their financials have been included in the consolidated financial statements.

All material intercompany balances and transactions have been eliminated.

Discontinued Operations

The Company follows ASC 205-20, "Discontinued Operations," to report for disposed or discontinued operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

Foreign Currency Translation and Re-measurement

In accordance with ASC 830, "Foreign Currency Matters," the Company's foreign operations whose functional currency is not the U.S. dollar, has its assets and liabilities translated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as other comprehensive income (loss) in stockholders' equity. Revenue and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred.

The Company and its subsidiary's functional currency is the U.S. dollar.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents as well as related party payables that it will likely incur in the near future. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposure is limited.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740,"Income Taxes." Under the asset and liability method of ASC 740, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at June 30, 2014 and March 31, 2014.

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260, "Earnings per Share," ("EPS") which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic earnings per share, for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013

Net loss	$(15,132)	$(38,159)

Weighted average common shares issued and outstanding (basic and diluted)	191,770,362	191,770,362

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Commitments and Contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, as well as other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of June 30, 2014 and March 31, 2014.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

Related Parties

The Company follows ASC 850, "Related Party Disclosures," for the identification of related parties and disclosure of related party transactions. See note 5.

Revenue Recognition

The Company will recognize revenue from the sale of products and services in accordance with ASC 605,"Revenue Recognition."However, the Company will recognize revenue only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;

ii)	Service has been provided;

iii)	The fee is fixed or determinable; and,

iv)	Collection is reasonably assured.

NOTE 3 – GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established an on-going source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan to obtain such resources for the Company include: sales of equity instruments; traditional financing, such as loans; and obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. In addition, profitability will ultimately depend upon the level of revenues received from business operations. However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – EQUITY

Common Stock

Effective December 8, 2014, the Company increased the authorized capital from 1,000,000,000 common shares to 3,000,000,000 common shares. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the Company is sought.

As of June 30, 2014 and March 31, 2014, the Company has 191,770,362 shares of common stock issued and outstanding.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2014, Mr. Jiang Libin, appointed as the President and a director of the Company on December 12, 2015, has advanced the Company $15,207 for operating expenses. During the three months ended March 31, 2014, Mr. Tsap Wai Ping, the former President of the Company who resigned on October 31, 2014 (the "Former President"), has advanced the Company $63,338 for operating expenses. These advances have been formalized by non-interest bearing demand notes.

As of June 30, 2014, the Company owed $487,358 and $15,207 to the Former President and Mr.Jiang Libin respectively.

As of March 31, 2014, the Company owed $487,358 to the Former President.

NOTE 6 – DISCONTINUED OPERATIONS

The following presents the financial information of the discontinued subsidiary of the Company, Element Resources International Limited.

	As of	As of
	June 30, 2014	March 31, 2014
Current Assets
Cash and cash equivalents	$-	$-
Deposit paid	139,681	139,681
Other receivables, net	10,320	10,320
Total current assets	150,001	150,001
TOTAL ASSETS	$150,001	$150,001

Current Liabilities
Accounts payable and accrued liabilities	$-	$-
Note payable - related party	-	-
Total current liabilities	-	-
TOTAL LIABILITIES	$-	$-

For the Three Months Ended
June 30,
	2014	2013

REVENUE	$-	$-
General and administrative	-	-
Other expenses	-	-
Net income (loss)	$-	$-

NOTE 7 – SUBSEQUENT EVENTS

(1)Effective December 8, 2014 the Company increased the authorized capital from 1,000,000,000 common shares to 3,000,000,000 common shares.

(2)On February 6, 2015, the Company signed a Sale and Purchase Agreement to acquire 100% of the shares and assets of Eternal Fairy International Ltd., ("EFI"), a British Virgin Islands corporation. Pursuant to the agreement, the Company has agreed to issue 1,200,000,000 (1.2 billion) restricted common shares of the Company to the shareholders of EFI. EFI which in turn owns Dongguan YouDai Financial Information Services Co., Ltd ("DYD"), a company incorporated in the People's Republic of China (the "PRC"). DYD is a company that focuses on peer-to-peer ("P2P") lending services. DYD provides a platform that matches lenders directly with the borrowers and charges a commission fee. Through our P2P platform, lenders can earn higher returns compared to savings and investment products offered by banks, where borrowers can borrow money at lower interest rates.

Closing was to take place in two stages as follows:

The Company acquired the entire share capital of EFI by the issuance of 1.2 billion new Common Shares on February 15, 2015 (the "Closing Date"). Immediately on the Closing Date, the Company shall deliver, or cause to be delivered, to EFI, a board resolution confirming the issuance of 1.2 billion Common Shares. The Company shall also deliver to EFI, share certificate(s) representing the 1.2 billion shares issued in the name or names designated by EFI. The shares certificates so delivered will display the required restrictive legend pursuant to Rule 144 of the United States Securities and Exchange Act.

On or before February 28, 2015, EFI was to deliver to the Company, duly authorized, properly and fully executed documents in English, evidencing and confirming the sale of 100% of the shares of EFI and its assets specifically detailing the assets and an asset valuation by an independent valuator.

Both parties agree that all shares issued, pursuant to the terms and conditions of the agreement, shall be held in escrow and shall be deemed to be in the full control of the Company until the Closing is completed.

Effective September 22, 2015, the Company has executed a Deed of Termination and Mutual Release (the "Termination") between the Company and of EFI. The Termination cancels the Sale and Purchase Agreement to acquire 100% of the shares and assets of EFI reported via a Form 8-K dated February 6, 2015.

Pursuant to the original agreement the Company issued 1,200,000,000 (1.2 billion) restricted common shares of the Company to the owners of EFI. All shares issued under the terms of the agreement were held in escrow and have now been cancelled with the consent of all Parties and returned to treasury.

(3) Effective November 20, 2014, the Company executed a Sale and Purchase Agreement to acquire 100% of the shares and assets of China Enterprise Overseas Investment & Finance Group Limited ("CEI"), a British Virgin Islands corporation. Pursuant to the agreement, the Company has agreed to issue 800 million restricted common shares of the Company to the owners of CEI.

Dahua Online Shopping Mall (http://www.dahuacheng.com) is an online shopping platform in the China market with two mainstream e-commerce models: business to business (B2B) and business to consumer (B2C). There are over 3000 suppliers all over China to provide an online listing of millions of commodities. The real-time payment system of Dahua is convenient, safe and fast.

Dahua Online Shopping Mall has registered 31 million members as of November 17, 2014.

Pursuant to the agreement, on or before January 1, 2015, CEI was to deliver to the Company, duly authorized, properly and fully executed documents in English, evidencing and confirming the sale of 100% of the shares of CEI and its assets specifically detailing the assets and an asset valuation prepared by an independent professionally qualified valuator. The valuation report was received by the Company on January 28, 2015.

Additionally, the agreement stated that both parties have agreed that all the shares, pursuant to the terms and conditions of this agreement, shall be issued as soon as practicable following the signing of this agreement, but all the shares so issued shall be held in escrow until all terms and conditions are fulfilled.

The various terms and conditions of the agreement have been fulfilled on January 28, 2015.As a result, the shares as referred to in the agreement made between the Company and CEI have been delivered on January 28, 2015.

(4) Effective October 31, 2014, the Company has accepted the resignation of Mr. Tsap Wai Ping from his position as President, Chief Executive Officer ("CEO"), and as sole director of the Company. Mr. Tsap Wai Ping has served on the Board since June 6, 2012.

(5) On October 31, 2014 the Company announced the appointment of Mr. Wang Binggang as the Company's President, CEO and as its sole Director.

(6) Effective November 12, 2014, the Company has accepted the resignation of Mr. Wang Binggang from his position as President, CEO and as the sole director of the Company. Mr. Wang Binggang has served on the Board since October 31, 2014.

(7) Effective November 12, 2014 the Company announced the appointment of Mr. Liu Jun as the Company's President and as its sole Director.

(8) Effective June 10, 2015, the Company accepted the resignation of Mr. Liu Jun from his position as President and a director of the Company.

Also effective June 10, 2015 the Company announced the appointment of Mr. Li Qiuyu as the Company's President and as its sole Director.

(9) Effective December 12, 2015, the Company accepted the resignation of Mr. Li Qiuyu from his position as President, CEO and as a director of the Company. Mr. Li Qiuyu has served on the Board since June 10, 2015.

Also effective December 12, 2015, the Company announced the appointment of Mr. Jiang Libin as the Company's President, Secretary, and Director, and announced the appointment of Mr. Zhang Hong as a Director.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects", "anticipates", "intends", "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". You should carefully review other documents we file from time to time with the Securities and Exchange Commission ("SEC"). You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the "Company", "Yinfu", "we", "us" or "our" are to Yinfu Gold Corporation.

Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

Yinfu Gold Corporation (the "Company") is a Wyoming corporation incorporated on September 1, 2005, under the name Ace Lock & Security, Inc. Our name was changed to Yinfu Gold Corporation as of November 18, 2010. We are working to establish and build a peer-to-peer ("P2P") online lending service platform.

We have had limited operations and based upon our reliance on the sale of our common stock and the advances from our president, these are the source of funds for our future operations.

Plan of Operation

We devote substantial efforts to establishing a P2P online lending service platform. However, our planned principal operations have not yet commenced.

In 2016, we plan to establish ourselves as a known P2P online lending service provider. We provide an online lending platform that matches lenders directly with the borrowers and charge a commission fee. Through our P2P platform, lenders can earn higher returns compared to savings and investment products offered by banks, where borrowers can borrow money at lower interest rate.

Need for Additional Capital

The Company has not generated any revenues from operations, and may be unable to fund on-going activities. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our own hardware and software, and the possibility of new regulations that will make our company difficult or impossible to operate.

If we are unable to meet our needs for cash from either our operations, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

If we are unable to complete any phase of our development program or fail to raise additional capital to maintain our operations in the future, we may be unable to carry out our full business plan or we may be forced to cease operations.

Results of Operations

We have generated no revenues and have incurred $5,177,931 in expenses through June 30, 2014.

The following table provides selected financial data about our company as of June 30, 2014 and March 31, 2014.

	June 30, 2014	March 31, 2014

Cash	$394	$319
Total Assets	$150,395	$150,320
Total Liabilities	$549,221	$534,014
Stockholders' Equity	$(398,826)	$(383,694)

As of June 30, 2014, the Company's cash balance was $394 compared to $319as of March 31, 2014, and our total assets as of June 30, 2014, were $150,395 compared with $150,320 as of March 31, 2014.

As of June 30, 2014, the Company had total liabilities of $549,221 compared with total liabilities of $534,014 as of March 31, 2014. The increase in total liabilities was primarily attributed to an increase in related party debt owed to Mr. Tsap Wai Ping, the former President of the Company (the "Former President").

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013

Revenue	$-	$-
Operating Expenses
General and administrative	-	24,632
Professional fees	15,132	13,527
Total Operating Expenses	15,132	38,159
Loss from Operation	$(15,132)	$(38,159)

Revenues

The Company has generated no revenues during the three months ended June 30, 2014 and 2013.

Operating expenses

For the three months ended June 30, 2014, total operating expenses were $15,132, which consisted solely of professional fees of $15,132. For the three months ended June 30, 2013, total operating expenses were $38,159, which included professional fees of $13,527 and general and administrative expenses of $24,632. The decrease in general and administrative expenses was primarily due to the reduction in the scale of operation of the Company.

Liquidity and Capital Resources

Working Capital

	As of June 30, 2014	As of March 31, 2014

Current Assets	$150,395	$150,320
Current Liabilities	$549,221	$534,014
Working Capital Deficiency	$398,826	$383,694

As of June 30, 2014, the Company had a working capital deficiency of $398,826 compared with working capital deficiency of $383,694 as of March 31, 2014. The increase in working capital deficiency was primarily attributed to the increase in current liabilities due to an increase in notes payable to the Former President of the Company.

Cash Flows
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013

Cash Flows Used in Operating Activities	$(15,132)	$(63,996)
Cash Flows from Investing Activities	$-	$-
Cash Flows from Financing Activities	$15,207	$63,338
Net Increase (decrease) in Cash During Period	$75	$(658)

Cash Flows Used in Operating Activities

During the three months ended June 30, 2014, the Company has $15,132 in cash used in operating activities compared to cash used in operating activities of $63,996 during the three months ended June 30, 2013. During the three months ended June 30, 2014, the Company had a loss from operations of $15,132 with cash used for the operating expenses. During the three months ended June 30, 2013, the Company had a loss from operations of $38,159 with cash used for the operating expenses, cash flows from changes in operating assets and liabilities of $11,664, and cash used in discontinued operations of $37,501.

Cash Flows from Investing Activities

During the three months ended June 30, 2014 and 2013, the Company used no cash in investing activities.

Cash Flows from Financing Activities

During the three months ended June 30, 2014, Mr. Jiang Libin has advanced the Company $15,207 for operating expenses. During the three months ended June 30, 2013, the Former President has advanced the Company $63,338 for operating expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Management's Report on Disclosure Controls and Procedures

As of June 30, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with their review of our financial statements as of June 30, 2014.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2014, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No stock was sold during the quarter ended June 30, 2014.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Yinfu Gold Corporation
(Registrant)

Dated: July 8, 2016	By:	/s/ Jiang Libin
Jiang Libin
Chief Executive Officer

