Form 10-Q
period 2014-09-30
Yinfu Gold Corp.
filed 2016-07-08
CIK 1438461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

YINFU GOLD CORPORATION

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2014

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the period ended September 30, 2014 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

	September 30, 2014	March 31, 2014
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$342	$319
Current assets from discontinued operations	150,001	150,001
Total current assets	150,343	150,320

TOTAL ASSETS	$150,343	$150,320

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$46,656	$46,656
Note payable - related party	517,477	487,358
Total current liabilities	564,133	534,014

TOTAL LIABILITIES	564,133	534,014

STOCKHOLDERS' DEFICIT
Common stock, 3,000,000,000 shares authorized; par value $0.001, 191,770,362 shares issued and outstanding	191,770	191,770
Additional paid-in capital	4,587,335	4,587,335
Accumulated deficit	(5,192,895)	(5,162,799)
Total Stockholders' Deficit	(413,790)	(383,694)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$150,343	$150,320

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	-	24,630	-	49,262
Professional fees	14,964	13,527	30,096	27,054
Total Operating Expenses	14,964	38,157	30,096	76,316

Net loss from operations	(14,964)	(38,157)	(30,096)	(76,316)

Other Income and Expense
Provision for income taxes	-	-	-	-

Loss from Continued Operations	(14,964)	(38,157)	(30,096)	(76,316)

Income (Loss) from Discontinued Operations	-	-	-	-

Net Loss	$(14,964)	$(38,157)	$(30,096)	$(76,316)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	191,770,362	191,770,362	191,770,362	191,770,362

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,096)	$(76,316)
Changes in operating activities:
Accounts payable and accrued liabilities	-	23,328
Net cash used in continued operations	(30,096)	(52,988)
Net cash used in discontinued operations	-	(75,001)

Net cash used in operating activities	(30,096)	(127,989)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related parties	30,119	126,674

Net Cash Provided by Financing Activities	30,119	126,674

Net increase (decrease) in cash and cash equivalents	23	(1,315)
Cash and cash equivalents, beginning of period	319	1,474
Cash and cash equivalents, end of period	$342	$159

YINFU GOLD CORPORATION

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

September 30, 2014

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740,"Income Taxes." Under the asset and liability method of ASC 740, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at September 30, 2014 and March 31, 2014.

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

The following table sets forth the computation of basic earnings per share, for the six months ended September 30, 2014 and 2013:

	Six Months Ended September 30,
	2014	2013

Net loss	$(30,096)	$(76,316)

Weighted average common shares issued and outstanding (basic and diluted)	191,770,362	191,770,362

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Commitments and Contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, as well as other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of September 30, 2014 and March 31, 2014.

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

As of September 30, 2014 and March 31, 2014, the Company has 191,770,362 shares of common stock issued and outstanding.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2014, Mr. Jiang Libin, appointed as the President and a director of the Company on December 12, 2015, has advanced the Company $30,119 for operating expenses. During the six months ended September 30, 2013, Mr. Tsap Wai Ping, the former President of the Company who resigned on October 31, 2014 (the "Former President"), has advanced the Company $126,674 for operating expenses. These advances have been formalized by non-interest bearing demand notes.

As of September 30, 2014, the Company owed $487,358 and $30,119 to the Former President and Mr. Jiang Libin respectively.

As of March 31, 2014, the Company owed $487,358 to the Former President.

NOTE 6 – DISCONTINUED OPERATIONS

The following presents the financial information of the discontinued subsidiary of the Company, Element Resources International Limited.

	As of	As of
	September 30, 2014	March 31, 2014
Current Assets
Cash and cash equivalents	$-	$-
Deposit paid	139,681	139,681
Other receivables, net	10,320	10,320
Total current assets	150,001	150,001
TOTAL ASSETS	$150,001	$150,001

Current Liabilities
Accounts payable and accrued liabilities	$-	$-
Note payable - related party	-	-
Total current liabilities	-	-
TOTAL LIABILITIES	$-	$-

For the Six Months Ended
September 30,
	2014	2013

REVENUE	$-	$-
General and administrative	-	-
Other expenses	-	-
Net income (loss)	$-	$-

NOTE 7 – SUBSEQUENT EVENTS

(1) Effective December 8, 2014 the Company increased the authorized capital from 1,000,000,000 common shares to 3,000,000,000 common shares.

(2) On February 6, 2015, the Company signed a Sale and Purchase Agreement to acquire 100% of the shares and assets of Eternal Fairy International Ltd., ("EFI"), a British Virgin Islands corporation. Pursuant to the agreement, the Company has agreed to issue 1,200,000,000 (1.2 billion) restricted common shares of the Company to the shareholders of EFI. EFI which in turn owns Dongguan YouDai Financial Information Services Co., Ltd ("DYD"), a company incorporated in the People's Republic of China (the "PRC"). DYD is a company that focuses on peer-to-peer ("P2P") lending services. DYD provides a platform that matches lenders directly with the borrowers and charges a commission fee. Through our P2P platform, lenders can earn higher returns compared to savings and investment products offered by banks, where borrowers can borrow money at lower interest rates.

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

Results of Operations

We have generated no revenues and have incurred $5,192,895 in expenses through September 30, 2014.

The following table provides selected financial data about our company as of September 30, 2014 and March 31, 2014.

	September 30, 2014	March 31, 2014
Cash	$342	$319
Total Assets	$150,343	$150,320
Total Liabilities	$564,133	$534,014
Stockholders' Equity	$(413,790)	$(383,694)

As of September 30, 2014, the Company's cash balance was $342 compared to $319 as of March 31, 2014, and our total assets as of September 30, 2014, were $150,343 compared with $150,320 as of March 31, 2014.

As of September 30, 2014, the Company had total liabilities of $564,133 compared with total liabilities of $534,014 as of March 31, 2014. The increase in total liabilities was primarily attributed to an increase in related party debt owed to the President and Mr. Tsap Wai Ping, the former President of the Company (the "Former President").

	Six Months Ended September 30, 2014	Six Months Ended September 30, 2013
Revenue	$-	$-
Operating Expenses
General and administrative	-	49,262
Professional fees	30,096	27,054

Total Operating Expenses	30,096	76,316

Loss from Operation	$(30,096)	$(76,316)

Revenues

The Company has generated no revenues during the six months ended September 30, 2014 and 2013.

Operating expenses

For the six months ended September 30, 2014, total operating expenses were $30,096, which consisted solely of professional fees of $30,096. For the six months ended September 30, 2013, total operating expenses were $76,316, which included professional fees of $27,054 and general and administrative expenses of $49,262. The decrease in general and administrative expenses was primarily due to the reduction in the scale of operation of the Company.

Liquidity and Capital Resources

Working Capital

	As of September 30, 2014	As of March 31, 2014
Current Assets	$150,343	$150,320
Current Liabilities	$564,133	$534,014
Working Capital Deficiency	$413,790	$383,694

As of September 30, 2014, the Company had a working capital deficiency of $413,790 compared with working capital deficiency of $383,694 as of March 31, 2014. The increase in working capital deficiency was primarily attributed to the increase in current liabilities due to an increase in notes payable to the President and the Former President of the Company.

Cash Flows

	Six Months Ended September 30, 2014	Six Months Ended September 30, 2013
Cash Flows Used in Operating Activities	$(30,096)	$(127,989)
Cash Flows from Investing Activities	$-	$-
Cash Flows from Financing Activities	$30,119	$126,674
Net Increase (decrease) in Cash During Period	$23	$(1,315)

Cash Flows Used in Operating Activities

During the six months ended September 30, 2014, the Company has $30,096 in cash used in operating activities compared to cash used in operating activities of $127,989 during the six months ended September 30, 2013. During the six months ended September 30, 2014, the Company had a loss from operations of $30,096 with cash used for the operating expenses. During the six months ended September 30, 2013, the Company had a loss from operations of $76,316 with cash used for the operating expenses, cash flows from changes in operating assets and liabilities of $23,328, and cash used in discontinued operations of $75,001.

Cash Flows from Investing Activities

During the six months ended September 30, 2014 and 2013, the Company used no cash in investing activities.

Cash Flows from Financing Activities

During the six months ended September 30, 2014 and 2013, the President and the Former President has advanced the Company $30,119 and $126,674 respectively for operating expenses.

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

Item 4. Controls and Procedures.

Management's Report on Disclosure Controls and Procedures

As of September 30, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with their review of our financial statements as of September 30, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2014, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No stock was sold during the quarter ended September 30, 2014.

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

