Form 10-Q
period 2014-12-31
Yinfu Gold Corp.
filed 2016-07-08
CIK 1438461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filed", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

YINFU GOLD CORPORATION

Quarterly Report on Form 10-Q

For the Period Ended December 31, 2014

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the period ended December 31, 2014 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

	December 31, 2014	March 31, 2014
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$1,632	$319
Current assets from discontinued operations	150,001	150,001
Total current assets	151,633	150,320

TOTAL ASSETS	$151,633	$150,320

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$46,656	$46,656
Note payable - related party	534,240	487,358
Total current liabilities	580,896	534,014
TOTAL LIABILITIES	580,896	534,014
STOCKHOLDERS' DEFICIT
Common stock, 3,000,000,000 shares authorized; par value $0.001, 991,770,362 and 191,770,362 shares issued as of December 31, 2014 and March 31, 2014, respectively	991,770	191,770
Additional paid-in capital	3,787,335	4,587,335
Accumulated deficit	(5,208,368)	(5,162,799)
Total Stockholders' Deficit	(429,263)	(383,694)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$151,633	$150,320

YINFU GOLD CORPORATION
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December31,
	2014	2013	2014	2013

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	-	24,630	-	73,892
Professional fees	15,473	13,527	45,569	40,581
Total Operating Expenses	15,473	38,157	45,569	114,473

Net loss from operations	(15,473)	(38,157)	(45,569)	(114,473)

Other Income and Expense
Provision for income taxes	-	-	-	-

Loss from Continued Operations	(15,473)	(38,157)	(45,569)	(114,473)

Income (Loss) from Discontinued Operations	-	-	-	-

Net Loss	$(15,473)	$(38,157)	$(45,569)	$(114,473)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	191,770,362	191,770,362	191,770,362	191,770,362

YINFU GOLD CORPORATION
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,569)	$(114,473)
Changes in operating activities:
Accounts payable and accrued liabilities	-	34,992
Net cash used in continued operations	(45,569)	(79,481)
Net cash used in discontinued operations	-	(112,501)
Net cash used in operating activities	(45,569)	(191,982)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related parties	46,882	190,010
Net Cash Provided by Financing Activities	46,882	190,010
Net increase (decrease) in cash and cash equivalents	1,313	(1,972)
Cash and cash equivalents, beginning of period	319	2,211
Cash and cash equivalents, end of period	$1,632	$239

NON-CASH INVESTING AND FINANCING ACTIVITY:
Common Shares issued for the acquisition of CEI	$48,000,000	$-

YINFU GOLD CORPORATION

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

December 31, 2014

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

Foreign Currency Translation and Re-measurement

In accordance with ASC 830, "Foreign Currency Matters, "the Company's foreign operations whose functional currency is not the U.S. dollar, has its assets and liabilities translated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as other comprehensive income (loss) in stockholders' equity. Revenue and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740,"Income Taxes." Under the asset and liability method of ASC 740, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at December 31, 2014 and March 31, 2014.

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

The following table sets forth the computation of basic earnings per share, for the nine months ended December 31, 2014 and 2013:

	Nine Months Ended December 31,
	2014	2013

Net loss	$(45,569)	$(114,473)

Weighted average common shares outstanding (basic and diluted)	191,770,362	191,770,362

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Commitments and Contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, as well as other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of December 31, 2014 and March 31, 2014.

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

During the period ended December 31, 2014, the Company issued 800 million restricted common shares of the Company to the owners of CEI for acquiring 100% of the ownership of CEI. The 800 million restricted common shares were held in escrow. As of the closing of the acquisition of CEI on January 28, 2015, the shares were delivered out of escrow to the owners of CEI.

As of December 31, 2014 and March 31, 2014, the Company has 191,770,362 shares of common stock issued and outstanding.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2014, Mr. Jiang Libin, appointed as the President and a director of the Company on December 12, 2015, has advanced the Company $46,882 for operating expenses. During the nine months ended December 31, 2013, Mr. Tsap Wai Ping, the former President of the Company who resigned on October 31, 2014 (the "Former President"), has advanced the Company $190,010 for operating expenses. These advances have been formalized by non-interest bearing demand notes.

As of December 31, 2014, the Company owed $487,358 and $46,882 to the Former President and Mr. Jiang Libin respectively.

As of March 31, 2014, the Company owed $487,358 to the Former President.

NOTE 6 – DISCONTINUED OPERATIONS

The following presents the financial information of the discontinued subsidiary of the Company, Element Resources International Limited.

	As of	As of
	December 31, 2014	March 31, 2014
Current Assets
Cash and cash equivalents	$-	$-
Deposit paid	139,681	139,681
Other receivables, net	10,320	10,320
Total current assets	150,001	150,001
TOTAL ASSETS	$150,001	$150,001

Current Liabilities
Accounts payable and accrued liabilities	$-	$-
Note payable - related party	-	-
Total current liabilities	-	-
TOTAL LIABILITIES	$-	$-

For the Nine Months Ended
December 31,
	2014	2013

REVENUE	$-	$-
General and administrative	-	-
Other expenses	-	-
Net income (loss)	$-	$-

NOTE 7 – SUBSEQUENT EVENTS

(1) On February 6, 2015, the Company signed a Sale and Purchase Agreement to acquire 100% of the shares and assets of Eternal Fairy International Ltd., ("EFI"), a British Virgin Islands corporation. Pursuant to the agreement, the Company has agreed to issue 1,200,000,000 (1.2 billion) restricted common shares of the Company to the shareholders of EFI. EFI which in turn owns Dongguan YouDai Financial Information Services Co., Ltd ("DYD"), a company incorporated in the People's Republic of China (the "PRC"). DYD is a company that focuses on peer-to-peer ("P2P") lending services.DYD provides a platform that matches lenders directly with the borrowers and charges a commission fee. Through our P2P platform, lenders can earn higher returns compared to savings and investment products offered by banks, where borrowers can borrow money at lower interest rates.

Closing was to take place in two stages as follows:

The Company acquired the entire share capital of EFI by the issuance of 1.2 billion new Common Shares on February 15, 2015 (the "Closing Date"). Immediately on the Closing Date, the Company shall deliver, or cause to be delivered, to EFI, a board resolution confirming the issuance of1.2 billion Common Shares. The Company shall also deliver to EFI, share certificate(s) representing the 1.2 billion shares issued in the name or names designated by EFI. The shares certificates so delivered will display the required restrictive legend pursuant to Rule 144 of the United States Securities and Exchange Act.

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

(2) Effective November 20, 2014, the Company executed a Sale and Purchase Agreement to acquire 100% of the shares and assets of China Enterprise Overseas Investment & Finance Group Limited ("CEI"), a British Virgin Islands corporation. Pursuant to the agreement, the Company has agreed to issue 800 million restricted common shares of the Company to the owners of CEI.

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

The various terms and conditions of the agreement have been fulfilled on January 28, 2015. As a result, the shares as referred to in the agreement made between the Company and CEI have been delivered on January 28, 2015.

(3) Effective June 10, 2015, the Company accepted the resignation of Mr. Liu Jun from his position as President and a director of the Company.

Also effective June 10, 2015 the Company announced the appointment of Mr. Li Qiuyu as the Company's President and as its sole Director.

(4) Effective December 12, 2015, the Company accepted the resignation of Mr. Li Qiuyu from his position as President, CEO and as a director of the Company. Mr. Li Qiuyu has served on the Board since June 10, 2015.

Also effective December 12, 2015, the Company announced the appointment of Mr. Jiang Libin as the Company's President, Secretary, and Director, and announced the appointment of Mr. Zhang Hong as a Director.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward - Looking Statements

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

Results of Operations

We have generated no revenues and have incurred $5,208,368 in expenses through December 31, 2014.

The following table provides selected financial data about our company as of December 31, 2014 and March 31, 2014.

	December 31, 2014	March 31, 2014

Cash	$1,632	$319
Total Assets	$151,633	$150,320
Total Liabilities	$580,896	$534,014
Stockholders' Equity	$(429,263)	$(383,694)

As of December 31, 2014, the Company's cash balance was $1,632 compared to $319 as of March 31, 2014, and our total assets as of December 31, 2014, were $151,633 compared with $150,320 as of March 31, 2014.

As of December 31, 2014, the Company had total liabilities of $580,896 compared with total liabilities of $534,014 as of March 31, 2014. The increase in total liabilities was primarily attributed to an increase in related party debt owed to the President and Mr. Tsap Wai Ping, the former President of the Company (the "Former President").

	Nine Months Ended December 31, 2014	Nine Months Ended December 31, 2013

Revenue	$-	$-
Operating Expenses
General and administrative	-	73,892
Professional fees	45,569	40,581
Total Operating Expenses	45,569	114,473
Loss from Operation	$(45,569)	$(114,473)

Revenues

The Company has generated no revenues during the nine months ended December 31, 2014 and 2013.

Operating expenses

For the nine months ended December 31, 2014, total operating expenses were $45,569, which consisted solely of professional fees. For the nine months ended December 31, 2013, total operating expenses were $114,473, which included professional fees of $40,581 and general and administrative expenses of $73,892. The decrease in general and administrative expenses was primarily due to the reduction in the scale of operation of the Company.

Liquidity and Capital Resources

Working Capital

	As of December 31, 2014	As of March 31, 2014

Current Assets	$151,633	$150,320
Current Liabilities	$580,896	$534,014
Working Capital Deficiency	$429,263	$383,694

As of December 31, 2014, the Company had a working capital deficiency of $429,263 compared with working capital deficiency of $383,694 as of March 31, 2014. The increase in working capital deficiency was primarily attributed to the increase in current liabilities due to an increase in notes payable to the President and the Former President of the Company.

Cash Flows

	Nine Months Ended December 31, 2014	Nine Months Ended December 31, 2013

Cash Flows Used in Operating Activities	$(45,569)	$(191,982)
Cash Flows from Investing Activities	$-	$-
Cash Flows from Financing Activities	$46,882	$190,010
Net Increase (decrease) in Cash During Period	$1,313	$(1,972)

Cash Flows Used in Operating Activities

During the nine months ended December 31, 2014, the Company has $45,569 in cash used in operating activities compared to cash used in operating activities of $191,982 during the nine months ended December 31, 2013. During the nine months ended December 31, 2014, the Company had a loss from operations of $45,569 with cash used for the operating expenses. During the nine months ended December 31, 2013, the Company had a loss from operations of $114,473 with cash used for the operating expenses, cash flows from changes in operating assets and liabilities of $34,992, and cash used in discontinued operations of $112,501.

Cash Flows from Investing Activities

During the nine months ended December 31, 2014 and 2013, the Company used no cash in investing activities.

Cash Flows from Financing Activities

During the nine months ended December 31, 2014 and 2013, the President and the Former President has advanced the Company $46,882 and $190,010 respectively for operating expenses.

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

Item 4. Controls and Procedures.

Management's Report on Disclosure Controls and Procedures

As of December 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with their review of our financial statements as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2014, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Effective November 20, 2014, the Company issue 800 million restricted common shares to the stockholders of CEI for acquiring 100% of the ownership of CEI.

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

Yinfu Gold Corporation (Registrant)

Dated: July 8, 2016	By	/s/ Jiang Libin
Jiang Libin
Chief Executive Officer

