Form 10-K
period 2015-03-31
Yinfu Gold Corp.
filed 2016-07-11
CIK 1438461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filed," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $13,526,157 as of the last business day of the registrant's most recently completed second fiscal quarter on September 30, 2014. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 8, 2016, the Company had 991,770,362 shares of common stock outstanding.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects", "anticipates", "intends", "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". You should carefully review the risks described in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to the "Company", "Yinfu", "we", "us" or "our" are to Yinfu Gold Corporation.

Item 1. Business

Corporate Overview

Yinfu Gold Corporation (the "Company") is a Wyoming corporation incorporated on September 1, 2005, as a for-profit company, and has a fiscal year end of March 31. The Company's business office is located at Suite2408, Dongfang Science and Technology Mansion, Nanshan District, Shenzhen, China 518000. The telephone number is (86)755-8316-0998.

The Companyhas limited cash on hand. We have sustained losses for year ended March 31, 2015 and has relied solely upon the funding obtained from management and significant stockholders.

Name Change

On March 5, 2007, we filed a Certificate of Amendment with the Wyoming Secretary of State to change our name to Element92 Resources Corp. On November 18, 2010, the Company received a notification from the Financial Industry Regulatory Authority ("FINRA") that subsequent to an amendment filed with the State of Wyoming on August 16, 2010 the Company's change of name from Element92 Resources Corp. to Yinfu Gold Corporation. was posted as effective with FINRA.

Change in Authorized Capital

On December 8, 2014, the Company increased the authorized capital from 1,000,000,000 common shares to 3,000,000,000 common shares.

The Company has no present plans to be acquired or to merge with another company, nor does the Company, nor any of its shareholders, have plans to enter into a change of control or similar transaction.

Current Business

The Company was originally incorporated under the laws of the State of Wyoming as Ace Lock & Security, Inc. The Company was established as an exploration stage company engaged in the search for commercially viable minerals. We no longer pursue opportunities related to the exploration of minerals. Our name change to Yinfu Gold Corporation, as filed with the State of Wyoming on November 18, 2010, signified that we have commenced working toward a major change in our business plan and business model.

Effective November 20, 2014, the Company executed a Sale and Purchase Agreement (the "Agreement") to acquire 100% of the shares and assets of China Enterprise Overseas Investment & Finance Group Limited ("CEI"). Pursuant to the agreement, the Company has agreed to issue 800 million restricted common shares of the Company to the owners of CEI.

Dahua Online Shopping Mall (http://www.dahuacheng.com) is an online shopping platform in the China market with two mainstream e-commerce models: business to business (B2B) and business to consumer (B2C). There are over 3,000 suppliers in China, which provide an online listing of millions of commodities. The real-time payment system of Dahua is convenient, safe and fast.

Dahua Online Shopping Mall has registered 31 million members as of November 17, 2014.

Pursuant to the Agreement, on or before January 1, 2015, CEI was to deliver to the Company, duly authorized, properly and fully executed documents in English, evidencing and confirming the sale of 100% of the shares of CEI and its assets, specifically detailing the assets and an asset valuation prepared by an independent professionally qualified valuator. The valuation report was received by the Company on January 28, 2015.

Additionally, the Agreement stated that both parties agreed that all the shares, pursuant to the terms and conditions of the agreement, shall be issued as soon as practicable following the signing of the agreement, but all the shares so issued were to be held in escrow until all terms and conditions are fulfilled.

As of the date of this filing, the various terms and conditions of the Agreement have been fulfilled on January 28, 2015, therefore, the share certificates representing the shares have been issued in the names of the CEI shareholders and the Agreement between the Company and CEI was closed on January 28, 2015.

On February 6, 2015, the Company signed a Sale and Purchase Agreement to acquire 100% of the shares and assets of Eternal Fairy International Ltd., ("EFI"), a British Virgin Islands corporation. Pursuant to the Agreement, the Company agreed to issue 1,200,000,000 (1.2 billion) restricted common shares of the Company to the shareholders of EFI. EFI which in turn owns Dongguan YouDai Financial Information Services Co., Ltd ("DYD"), a company incorporated in the People's Republic of China (the "PRC"). DYD is a company that focuses on peer-to-peer ("P2P") lending services. DYD provides a platform that matches lenders directly with the borrowers and charges a commission fee. Through our P2P platform, lenders can earn higher returns compared to savings and investment products offered by banks, where borrowers can borrow money at lower interest rates.

Effective September 22, 2015, the Company executed a Deed of Termination and Mutual Release (the "Termination") between the Company and EFI. The Termination cancels the Sale and Purchase Agreement to acquire 100% of the shares and assets of EFI, as reported via a Form 8-K dated February 6, 2015.

Currently, we do not yet have a source of revenue. We are not able to fund our cash requirements through our current operations. Historically, we were able to raise a limited amount of capital through a private placement of our equity stock and through loans from our president, but we are uncertain about our continued ability to obtain adequate capital to fund operating losses until we become profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations, our shareholders may lose some or all of their investment and our business may fail.

Our president and directors continue to provide their labor at no charge. When we are able to do so, we plan to hire up to 10 staff members during the next 12 months of operation, and will also rely on the services of independent professionals for the auditing, evaluation and legal requirements for our listing business.

Markets

We are working to establish and build a P2P online lending service platform and become one of the P2P on-line lending service providers in China.

Competition

Barrier to entry in the industry is low and there are many competitors. Our competitors have significantly greater financial and marketing resources than we do. There are no assurances that our efforts to compete in the marketplace will be successful.

Seasonality

The nature of our products and services does not appear to be affected by seasonal variations.

Government Regulations

Other than the required adherence to general business laws and regulatory disclosure, our services do not appear to be affected by any specific additional regulations. However, this does not preclude the possibility that governments where we operate or may eventually operate will not institute regulations that will make our company difficult or impossible to operate.

Intellectual Property

We currently hold rights to a registered database with 31 million members, and we have not filed for copyright or trademark protection for our name or services.

Research and Development

We have spent no time on specialized research and development activities, and have no plans to undertake any research or development in the future.

Environmental Matters

Our operations are not subject to environmental laws, including any laws addressing air and water pollution and management of hazardous substances and wastes and we do not anticipate capital expenditures for environmental control facilities.

Employees

We currently have four employees, including our president and directors who serve without remuneration. To the best of our knowledge, we are in compliance with local prevailing wage regulations. None of our employees is represented by any collective bargaining agreement, and our relationship with our employees is good.

ADDITIONAL INFORMATION

We are required to file quarterly, annual and current reports. The Company files its reports electronically with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other electronic information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A. Risk Factors

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal place of business and corporate offices are located at Suite 2408, Dongfang Science and Technology Mansion, Nanshan District, Shenzhen, China 518000. The telephone number is (86)755-8316-0998. Our President, Mr. Jiang Libin, supplies our office space and telephone at no cost to us.

Item 3. Legal Proceedings.

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not traded on any exchange but is currently available for trading in the over the counter market and is quoted on the Over the Counter Bulletin Board ("OTCBB") and on the OTC Pink operated by the OTC Markets Group, Inc. under the symbol "ELRE." Our stock was approved for quotation on the OTCBB in 2007. Trading in stocks quoted on these markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company's operations or business prospects.

Over the counter securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, these securities transactions are conducted through a telephone and computer network connecting dealers in stocks. Over-the-counter issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchanges.

Trades in our common stock may be subject to Rule 15g 9 of the Securities Exchange Act of 1934, as amended, which imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, broker/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction before the sale.

The SEC also has rules that regulate broker/dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities listed on certain national exchanges, provided that the current price and volume information with respect to transactions in that security is provided by the applicable exchange or system). The penny stock rules require a broker/dealer, before effecting a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing before effecting the transaction, and must be given to the customer in writing before or with the customer's confirmation. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for shares of our common stock. As a result of these rules, investors may find it difficult to sell their shares.

The following table sets forth the quarterly high and low bid prices for the common stock from June 30, 2014 to June 30, 2016. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions

	High	Low
Quarter ended June 30, 2014	$0.065	0.055
Quarter ended September 30, 2014	$0.065	0.055
Quarter ended December 31, 2014	$0.350	0.060
Quarter ended March 31, 2015	$2.000	0.150
Quarter ended June 30, 2015	$1.250	0.550
Quarter ended September 30, 2015	$0.890	0.260
Quarter ended December 31, 2015	$0.700	0.250
Quarter ended March 31, 2016	$0.311	0.020
Quarter ended June 30, 2016	$0.020	0.011

Holders

As of July 8, 2016, there were 1260 stockholders of record, and an aggregate of 991,770,362 shares of our common stock were issued and outstanding.

The transfer agent of our company's common stock is Transfer Online, Inc. at SE 512 Salmon Street, Portland OR 97214.

Description of Securities

The authorized capital stock of our company consists of 3,000,000,000 shares of common stock, at $0.001 par value.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities

Effective November 20, 2014, the Company issued 800 million restricted common shares to the stockholders of CEI, for acquiring 100% of the ownership of CEI.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended March 31, 2015.

Item 6. Selected Financial Data

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A.

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

We have had limited operations and based upon our reliance on the sale of our common stock and the advances from our president, there are no assurances of any future source of funds for our operations.

Plan of Operation

We devote substantial efforts to establishing a P2P online lending service platform. However, our planned principal operations have not yet commenced.

In 2016, we plan to establish the Company as a known P2Ponline lending service provider. We provide an online lending platform that matches lenders directly with the borrowers and charge a commission fee. Through our P2P platform, lenders can earn higher returns compared to savings and investment products offered by banks, while borrowers can borrow money at lower interest rate.

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

Results of Operations

The following results of operations reflect the historical financial statements prior to the acquisition of China Enterprise Overseas Investment & Finance Group Limited ("CEI") and have been prepared to give retroactive effect to the reverse acquisition completed on January 28, 2015, and represent the operations of CEI only. The consolidated financial statements after the acquisition date, January 28, 2015 include the balance sheets of both companies at historical cost, the historical results of CEI and the results of the Company from the acquisition date.

We have generated no revenues and have incurred $48,433 in expenses through March 31, 2015.

The following table provides selected financial data about our company as of March 31, 2015 and 2014.

	As of March 31, 2015	As of March 31, 2014
Cash	$74	$-
Total Assets	$150,075	$-
Total Liabilities	$629,771	$-
Stockholders' Equity (Deficit)	$(479,696)	$-

As of March 31, 2015, the Company's cash balance was $74 compared to $0 as of March 31, 2014, and our total assets as of March 31, 2015, were $150,075 compared with $0 as of March 31, 2014. The increase in total assets was primarily attributed to the acquisition of CEI, a British Virgin Islands corporation.

As of March 31, 2015, the Company had total liabilities of $629,771 compared with total liabilities of $0 as of March 31, 2014. The increase in total liabilities was primarily attributed to an increase in related party debt owed to the President and Mr. Tsap Wai Ping, the former President of the Company (the "Former President"), and to an increase in accounts payable and accrued liabilities.

	Year Ended March 31, 2015	Year Ended March 31, 2014
Revenue	$-	$-
Operating Expenses
Professional fees	48,433	-

Total Operating Expenses	48,433	-

Loss from Operations	$(48,433)	$-

Revenues

The Company has generated no operating revenues during the years ended March 31, 2015 and 2014.

Operating expenses

For the year ended March 31, 2015, total operating expenses were $48,433 which consisted solely of professional fees. For the year ended March 31, 2014 total operating expenses were $0. The increase in professional fees was primarily due to the cost of complying with the SEC reporting requirements during the year ended March 31, 2015

Liquidity and Capital Resources

Working Capital

	As of March 31, 2015	As of March 31, 2014
Current Assets	$150,075	$-
Current Liabilities	$629,771	$-
Working Capital Deficiency	$479,696	$-

As of March 31, 2015, the Company had a working capital deficiency of $479,696 compared with working capital of $0 as of March 31, 2014. The increase in working capital deficiency was primarily attributed to the increase in current liabilities due to an increase in notes payable to the President and the Former President of the Company.

Cash Flows
	Year Ended March 31, 2015	Year Ended March 31, 2014
Cash Flows Used in Operating Activities	$(16,433)	$-
Cash Flows from Investing Activities	$-	$-
Cash Flows from Financing Activities	$16,507	$-
Net Increase in Cash During the Year	$74	$-
Non-cash Investing and Financing Activities:
Common Shares issued and held in escrow pending the acquisition of Eternal Fairy International Ltd.	$1,200,000	$-

Cash Flows Used in Operating Activities

During the year ended March 31, 2015, the Company had $16,433 in cash used in operating activities compared to cash used in operating activities of $0 during the year ended March 31, 2014. During the year ended March 31, 2015, the Company had a loss from operations of $48,433 with cash used for the operating expenses, and cash flows from an increase of accounts payable of $32,000.

Cash Flows from Investing Activities

During the years ended March 31, 2015 and 2014, the Company used no cash in investing activities.

Cash Flows from Financing Activities

During the years ended March 31, 2015 and 2014, the President and the Former President advanced the Company $16,507 and $0, respectively for operating expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Yinfu Gold Corporation

(Incorporated in the State of Wyoming, United States of America)

We have audited the accompanying consolidated balance sheets of Yinfu Gold Corporation and subsidiaries as of March 31, 2015 and March 31, 2014, and the consolidated statements of operations, the consolidated statements of stockholders' equity, and the consolidated statements of cash flows for the years ended March 31, 2015 and March 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board ("PCAOB").Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Yinfu Gold Corporation and subsidiaries as of March 31, 2015 and March 31, 2014, and the consolidated results of its operations and its cash flows for each of the years ended March 31, 2015 and March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/Anthony Kam & Associates Limited

Anthony Kam & Associates Limited

Certified Public Accountants

July 8, 2016

Hong Kong, China

YINFU GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$74	$-
Current assets from discontinued operations	150,001	-
Total current assets	150,075	-
TOTAL ASSETS	$150,075	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$78,656	$-
Note payable - related party	551,115	-
Total current liabilities	629,771	-
TOTAL LIABILITIES	629,771	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 3,000,000,000 shares authorized; par value $0.001, 2,191,770,362 and 800,000,000 shares issued, respectively	2,191,770	800,000
Capital deficiency	(2,621,020)	(797,987)
Subscription receivable	(2,013)	(2,013)
Accumulated deficit	(48,433)	-
Total Stockholders' Equity (Deficit)	(479,696)	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$150,075	$-

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended March 31,
	2015	2014

REVENUE	$-	$-

OPERATING EXPENSES
Professional fees	48,433	-
Total Operating Expenses	48,433	-

Net loss from operations	(48,433)	-

Other Income and Expense
Provision for income taxes	-	-

Net Income (Loss)	$(48,433)	$-

Basic and diluted income (loss) per common share	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic and diluted	833,100,090	800,000,000

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
	Number		Capital	Subscription	Accumulated
	Of shares	Par Value	Deficiency	Receivable	deficit	Total
Balance as of March 31, 2013	800,000,000	$800,000	$(797,987)	$(2,013)	$-	$-
Net income (loss)	-	-	-	-	-	-
Balance as of March 31, 2014	800,000,000	800,000	(797,987)	(2,013)	-	-
Reverse acquisition adjustment	191,770,362	191,770	(623,033)	-	-	(431,263)
Issued for acquisition of EFI*, on February 6, 2015	1,200,000,000	1,200,000	(1,200,000)	-	-	-
Net loss	-	-	-	-	(48,433)	(48,433)
Balance as of March 31, 2015	2,191,770,362	$2,191,770	$(2,621,020)	$(2,013)	$(48,433)	$(479,696)

*: "EFI" stands for Eternal Fairy International Ltd., a British Virgin Islands corporation. This abbreviation applies to the consolidated financial statements and the notes to the consolidated financial statements.

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,433)	$-
Changes in operating activities:
Accounts payable and accrued liabilities	32,000	-
Net cash used in continued operations	(16,433)	-
Net cash used in discontinued operations	-	-
Net cash used in operating activities	(16,433)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related parties	16,507	-
Net Cash Provided by Financing Activities	16,507	-
Net increase in cash and cash equivalents	74	-
Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	$74	$-

NON-CASH INVESTING AND FINANCING ACTIVITY:
Common Shares issued and held in escrow pending the acquisition of Eternal Fairy International Ltd. (see Note 8)	$1,200,000	$-

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION

Notes to the Consolidated Financial Statements

March 31, 2015 and 2014

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Yinfu Gold Corporation (the "Company") is a Wyoming corporation incorporated on September 1, 2005 under the name Ace Lock and Security, Inc. with an established a fiscal year end of March 31. On March 5, 2007, we filed a Certificate of Amendment with the Wyoming Secretary of State to change our name to Element92 Resources Corp. and increased our authorized capital to 1,000,000,000 common shares. On August 16, 2010 the Company filed an amendment with the State of Wyoming changing its name from Element92 resources Corp. to Yinfu Gold Corporation and on November 18, 2010, the Company received a notification from the Financial Industry Regulatory Authority ("FINRA") that the Company's change of name to Yinfu Gold Corporation was posted as effective with FINRA. The Company was established as an exploration stage company engaged in the search for commercially viable minerals.

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

Dahua Online Shopping Mall has registered 31 million members as of November 17, 2014.

Pursuant to the Agreement, on or before January 1, 2015, CEI was to deliver to the Company, duly authorized, properly and fully executed documents in English, evidencing and confirming the sale of 100% of the shares of CEI and its assets, specifically detailing the assets and an asset valuation by a third-party valuator. The valuation report was received by the Company on January 28, 2015.

Additionally, the Agreement stated that both parties agreed that all shares issued, pursuant to the terms and conditions of the agreement, were to be issued as soon as practicable following the signing of the agreement, but all shares so issued were to be held in escrow until all terms and conditions are met.

The various terms and conditions of the Agreement were fulfilled on January 28, 2015, therefore, the share certificates representing the shares have been issued in the names of the CEI shareholders and the Agreement between the Company and CEI was closed on January 28, 2015.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") of the United States and presented in US dollars.

Principles of Consolidation

For March 31, 2015, the consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Element Resources International Limited ("Element Resources") incorporated in Hong Kong and CEI. All significant intercompany balances and transactions have been eliminated in consolidation. Prior to January 28, 2015, the financial statements presented are those of CEI.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

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

Foreign Currency Translation and Re-measurement

In accordance with ASC 830, "Foreign Currency Matters", the Company's foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as other comprehensive income (loss) in stockholders' equity. Revenue and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred. The Company did not have any significant foreign currency translations for the years ended March 31, 2015 and 2014

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables that it will likely incur in the near future. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Financial Instruments

The Company follows ASC 820, "Fair Value Measurements and Disclosures," which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015. The carrying values of our financial instruments, including, cash and cash equivalents; accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

Business Combinations

In accordance with ASC 805-10, "Business Combinations", the Company accounts for all business combinations using the acquisition method of accounting. Under this method, assets and liabilities, including any remaining noncontrolling interests, are recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed, and noncontrolling interests is recognized as goodwill. Certain adjustments to the assessed fair values of the assets, liabilities, or noncontrolling interests made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded in income. Any cost or equity method interest that the Company holds in the acquired company prior to the acquisition is re-measured to fair value at acquisition with a resulting gain or loss recognized in income for the difference between fair value and the existing book value. Results of operations of the acquired entity are included in the Company's results from the date of the acquisition onward and include amortization expense arising from acquired tangible and intangible assets.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, "Income Taxes." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at March 31, 2015 and 2014.

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

The following table sets forth the computation of basic earnings per share, for the years ended March 31, 2015 and 2014:

	Year Ended March 31,
	2015	2014
Net income (loss)	$(48,433)	$-

Weighted average number of common shares outstanding - basic and diluted	833,100,090	800,000,000

Net income (loss) per common share - basic and diluted	$(0.00)	$0.00

Commitments and Contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of March 31, 2015 and 2014.

Advertising Costs

The Company follows ASC 720, "Advertising Costs," and expenses costs as incurred. No advertising costs were incurred for the years ended March 31, 2015 and 2014.

Related Parties

The Company follows ASC 850, "Related Party Disclosures," for the identification of related parties and disclosure of related party transactions. See note 5.

Revenue Recognition

The Company will recognize revenue from the sale of products and services in accordance with ASC 605, "Revenue Recognition." However, the Company will recognize revenue only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;

ii)	Service has been provided;

iii)	The fee is fixed or determinable; and,

iv)	Collection is reasonably assured.

Recent Accounting Pronouncements

In May 2014 and again in August 2015, the Financial Accounting Standards Board issued amended accounting guidance on revenue recognition that will be applied to all contracts with customers. The objective of the new guidance is to improve comparability of revenue recognition practices across entities and to provide more useful information to users of financial statements through improved disclosure requirements. This guidance is effective for annual and interim periods beginning in 2019. Early adoption is permitted, but only beginning in 2018. The Company is currently assessing the impact of adoption on its consolidated financial statements.

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

Effective December 8, 2014, the Company increased the authorized capital from 1,000,000,000 common shares to 3,000,000,000 common shares. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the year ended March 31, 2015, the Company:

(1)

On January 28, 2015, issued 800 million restricted common shares of the Company to the stockholders of CEI in exchange of 15,600 shares of CEI's common stock, representing 100% of its issued and outstanding common stock. As a result of the reverse acquisition accounting, these shares issued to the former CEI stockholders are treated as being outstanding from the date of issuance of the CEI shares.

(2)

Issued 1.2 billion restricted common shares of the Company to the owners of EFI for acquiring 100% ownership of EFI. The 1.2 billion restricted common shares were held in escrow, and were cancelled on September 22, 2015.

As of March 31, 2015, the Company has 2,191,770,362 shares of common stock issued, of which the 1,200,000,000 restricted common shares were held in escrow. As of March 31, 2014, the Company has 800,000,000 shares of common stock issued and outstanding.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the year ended March 31, 2015, Mr. Jiang Libin, appointed as the President and a director of the Company on December 12, 2015, had advanced the Company $63,757 for operating expenses. These advances have been formalized by non-interest bearing demand notes.

As of March 31, 2015, the Company owed $487,358 and $63,757 to Mr. Tsap Wai Ping, the former President of the Company (the "Former President", resigned on October 31, 2014)  and Mr. Jiang Libin, respectively.

As of March 31, 2014, the Company owed $0 to the Former President and Mr. Jiang Libin.

On January 28, 2015, the Company issued 800 million restricted common shares of the Company to the stockholders and related parties of CEI in exchange of 15,600 shares of CEI's common stock, representing 100% of its issued and outstanding common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Achievable Wisdom Limited Liu Rong Hua (Beneficial Owner) Room 609, Block B, RongChaoBinHai Mansion, HaiXiu Road, BaoAn Centre, Shenzhen, Guangdong, China	468,750,000(Indirect)	58.59% Common

Spread Rich Development Limited Zhang Dezhen (Beneficial Owner) Room 302, Unit 40, 13# Building, Shiquan Hydropower Plant, Shanxi, China	281,250,000(Indirect)	35.16% Common

Wang Zhixin Unit B, 5/F, CKK Commercial Centre 289 Hennessy Rd Wan Chai, Hong Kong	10,000,000 (Direct)	1.25% Common

Zhang Bei Room 701, Unit 2, 3# Building, JianAn Company, North Street, Shiquan Country, Shanxi, China	10,000,000 (Direct)	1.25% Common

Ma Ning Room 1504, Unit 2, 11#Building, ShenShiHuaCheng, 255 LianFengZhong Road, HaiShu District, Ningbo, Zhejiang, China	10,000,000 (Direct)	1.25% Common

Liu Jun Room 609, Block B, RongChaoBinHai Mansion, HaiXiu Road, BaoAn Centre, Shenzhen, Guangdong, China	10,000,000 (Direct)	1.25% Common

Chen Qiang Room 609, Block B, RongChaoBinHai Mansion, HaiXiu Road, BaoAn Centre, Shenzhen, Guangdong, China	10,000,000 (Direct)	1.25% Common

Total	800,000,000

The first five persons in the above table were the only five stockholders of CEI prior to the reverse acquisition. Mr. Liu Jun and Mr. Chen Qiang were the consultants of CEI prior to the reverse acquisition.

Mr. Liu Jun is the former President and a former director of the Company who was appointed on November 12, 2014 and resigned on June 10, 2015. All other six persons were not related to the Company prior to the reverse acquisition. Mr. Chen Qiang is the Chief Administration Officer of the Company who was appointed on December 12, 2015 and resigned on May 31, 2016.

NOTE 6 - DISCONTINUED OPERATIONS

The Company originally intended to be involved in the exploration of minerals in the People's Republic of China (the "PRC"). Based on management's analysis of the current operations, expected growth, and opportunities in the sector, during the year ended March 31, 2015, the Company has determined to discontinue operations related to the Company's subsidiary Element Resources International Limited, based in Hong Kong.

The following presents the financial information of the discontinued subsidiary of the Company, Element Resources International Limited.

	As of	As of
	March 31, 2015	March 31, 2014
Current Assets
Cash and cash equivalents	$-	$-
Deposit paid	139,681	-
Other receivables, net	10,320	-
Total current assets	150,001	-
TOTAL ASSETS	$150,001	$-

Current Liabilities
Accounts payable and accrued liabilities	$-	$-
Note payable - related party	-	-
Total current liabilities	-	-
TOTAL LIABILITIES	$-	$-

For the Year Ended
March 31,
	2015	2014

REVENUE	$-	$-
General and administrative	-	-
Other expenses	-	-
Net income (loss)	$-	$-

NOTE 7 - BUSINESS COMBINATION

Effective November 20, 2014, the Company executed the Agreement to acquire 100% of the shares and assets of CEI. Pursuant to the Agreement, the Company has agreed to issue 800 million restricted common shares of the Company to the owners of CEI.

The various terms and conditions of the Agreement have been fulfilled on January 28, 2015. As a result, the shares as referred to in the Agreement made between the Company and CEI were delivered on January 28, 2015.

For financial reporting purposes, the Agreement represented a "reverse merger", and CEI is deemed to be the accounting acquirer in the transaction. The Agreement is being accounted for as a reverse merger and recapitalization. CEI is the acquirer for financial reporting purposes, and the Company is the acquired company. The consummation of this reverse acquisition resulted in a change of control. Accordingly, the historical financial statements prior to the acquisition are those of the accounting acquirer, CEI and have been prepared to give retroactive effect to the reverse acquisition completed on January 28, 2015, and represent the operations of CEI. The consolidated financial statements after the acquisition date, January 28, 2015 include the balance sheets of both companies at historical cost, the historical results of CEI and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization.

The statement of financial position of the Company and CEI immediately before the business combination on January 28, 2015:

	January 28, 2015 (immediately before the business combination)
	The Company	CEI
ASSETS
Current Assets
Cash and cash equivalents	$1,632	$-
Current assets from discontinued operations	150,001	-
Total current assets	151,633	-
TOTAL ASSETS	$151,633	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$46,656	$32,000
Note payable - related party	534,240	-
Total current liabilities	580,896	32,000
TOTAL LIABILITIES	580,896	32,000

STOCKHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized; par value $0.001, 991,770,362 shares issued	991,770	-
Common stock, 50,000 shares authorized; par value $0.129, 15,600 shares issued and outstanding	-	2,013
Additional paid-in capital	3,787,335	(2,013)
Accumulated deficit	(5,208,368)	(32,000)
Total Stockholders' Equity	(429,263)	(32,000)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$151,633	$-

The statement of operations of the Company and CEI immediately before the business combination:

	For the Nine Months Ended December 31, 2014
	The Company	CEI

Revenue	$-	$-
OPERATING EXPENSES
Professional fees	45,569	32,000
Total Operating Expenses	45,569	32,000

Net loss from operations	(45,569)	(32,000)

Other Income and Expense	-	-

Provision for income taxes	-	-

Loss from Continued Operations	(45,569)	(32,000)

Income (Loss) from Discontinued Operations	-	-

Net Loss	$(45,569)	$(32,000)
Basic and diluted loss per common share	$(0.00)	$(2.05)

Weighted average number of common shares outstanding - basic and diluted	191,770,362	15,600

No significant transactions occurred from December 31, 2014 to January 28, 2015.

Statement of Stockholders' Equity of the Company, from April 1, 2014 to January 28, 2015

	Common Stock
	Number		Additional	Accumulated
	Of shares	Par Value	Paid-in capital	deficit	Total

Balance as of March 31, 2014	191,770,362	$191,770	$4,587,335	$(5,162,799)	$(383,694)
Issued for acquisition of CEI, on January 28, 2015	800,000,000	800,000	(800,000)	-	-
Net loss for the period	-	-	-	(45,569)	(45,569)
Balance as of January28, 2015	991,770,362	991,770	3,787,335	(5,208,368)	(429,263)

Statement of Stockholders' Equity of CEI, for the year ended December 31, 2014

	Common Stock
	Number		Capital	Accumulated
	of Shares	Par Value	Deficiency	Deficit	Total

Balance as of December 31, 2013	15,600	$2,013	$(2,013)	$-	$-
Net loss for the year	-	-	-	(32,000)	(32,000)
Balance as of December 31, 2014	15,600	2,013	(2,013)	(32,000)	(32,000)

No significant transactions occurred from December 31, 2014 to January 28, 2015.

NOTE 8 - SUBSEQUENT EVENTS

(1) On February 6, 2015, the Company signed a Sale and Purchase Agreement to acquire 100% of the shares and assets of Eternal Fairy International Ltd., ("EFI"), a British Virgin Islands corporation. Pursuant to the Agreement, the Company agreed to issue 1,200,000,000 (1.2 billion) restricted common shares of the Company to the shareholders of EFI, which in turn owns Dongguan YouDai Financial Information Services Co., Ltd ("DYD"), a company incorporated in the PRC. DYD is a company that focuses on peer-to-peer ("P2P") lending services. DYD provides a platform that matches lenders directly with the borrowers and charges a commission fee. Through our P2P platform, lenders can earn higher returns compared to savings and investment products offered by banks, where borrowers can borrow money at lower interest rates.

The Company sought to acquire the entire share capital of EFI by the issuance of 1.2 billion new Common Shares on February 15, 2015 (the "Closing Date").

On or before February 28, 2015, EFI was to deliver to the Company, duly authorized, properly and fully executed documents in English, evidencing and confirming the sale of 100% of the shares of EFI and its assets specifically detailing the assets and an asset valuation by an independent valuator.

Effective September 22, 2015, the Company had executed a Deed of Termination and Mutual Release (the "Termination") between the Company and of EFI. The Termination canceled the Sale and Purchase Agreement to acquire 100% of the shares and assets of EFI reported via a Form 8-K dated February 6, 2015.

Pursuant to the original agreement the Company issued 1,200,000,000 (1.2 billion) restricted common shares of the Company to the owners of EFI. All shares issued under the terms of the agreement were held in escrow and have now been cancelled with the consent of all Parties and returned to treasury.

(2) Effective June 10, 2015, the Company accepted the resignation of Mr. Liu Jun from his position as President and a director of the Company.

Also effective June 10, 2015 the Company announced the appointment of Mr. Li Qiuyu as the Company's President and as its sole Director.

(3) Effective December 12, 2015, the Company accepted the resignation of Mr. Li Qiuyu from his position as President, CEO and as a director of the Company. Mr. Li Qiuyu has served on the Board since June 10, 2015.

Also effective December 12, 2015, the Company announced the appointment of Mr. Jiang Libin as the Company's President, Secretary, and Director, and announced the appointment of Mr. Zhang Hong as a Director.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the 2011 fiscal years.

On May 25, 2012, the Company accepted the resignation of Parker Randall CF (H.K.) CPA Limited, Chartered Accountants ("Parker Randall"). The report issued by Parker Randal dated August 10, 2011 relating to its audit of our balance sheet as of March 31, 2011 and the related statement of operations, stockholder's deficit and cash flows for the year ending March 31, 2011 with an unqualified opinion.

Our decision to accept the resignation of Parker Randall is not the result of any disagreement between us and Parker Randall on matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures. During our most recent fiscal years through the date of dismissal of Parker Randall, there were no disagreements with Parker Randall on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Parker Randall, would have caused Parker Randall to make a reference to the subject matter of the disagreement in connection with its reports. Pursuant to the rules of the SEC applicable to smaller reporting companies, Parker Randall was not required to provide an attestation as to the effectiveness of our internal control over financial reporting.

There were no reportable events (as that term is defined in Item 304(a)(1)(v) of Regulation S-K) during our most recent fiscal years through the date of dismissal of Parker Randall. Our Board of Directors discussed the subject matter referred to above with Parker Randall. We authorized Parker Randall to respond fully and without limitation to all requests of our successor accountant concerning all matters related to the annual and interim periods audited and reviewed by Parker Randall, including with respect to the subject matter of any reportable event.

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the period from July 19, 2012 to July 1, 2016.

Effective July 1, 2016, the Board of Directors of Yinfu Gold Corporation, dismissed MaloneBailey LLP ("MaloneBailey") as the Company's auditor. During the period from July 19, 2012 to July 1, 2016 MaloneBailey did not tender any reports or audit opinions on the Company's financial statements nor did Malone Bailey render an adverse opinion or disclaimer of opinion.

Our decision to dismiss MaloneBailey is not the result of any disagreement between us and MaloneBailey on matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures. During the period from July 19, 2012 to July 1, 2016, there were no disagreements with MaloneBailey on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of MaloneBailey, would have caused MaloneBailey to make a reference to the subject matter of the disagreement in connection with its reports. During the period from July 19, 2012 to July 1, 2016, MaloneBailey did not advise the Company that the internal controls necessary for the Company to develop reliable financial statements did not exist.

There were no reportable events (as that term is defined in Item 304(a)(1)(v) of Regulation S-K) during the period from July 19, 2012 to July 1, 2016. Our Board of Directors discussed the subject matter referred to above with MaloneBailey. We have authorized Malone Bailey to respond fully to the inquiries of the successor accountant.

Effective on June , 2016 and with the approval of our Board of Directors, we have engaged Anthony Kam & Associates, Ltd ("AKAM") of Hong Kong, as our new registered independent public accountant. During the year ended March 31, 2015, and prior to June , 2016 (the date of the new engagement), the Company did not consult with AKAM regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements by AKAM, in either case where written or oral advice provided by AKAM would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO")/Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our CEO/CFO of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this evaluation and the existence of the material weaknesses discussed below in "Management's Report on Internal Control over Financial Reporting," our management, including our CEO/CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Report.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2015 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2015 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of March 31, 2015.

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

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting due to permanent exemptions for smaller reporting companies.

Officers' Certifications

Appearing as exhibits to this Annual Report are "Certifications" of our Chief Executive Officer and Chief Financial Officer. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended March 31, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Heldwith the Company	Age	Date First Elected or Appointed
Tsap Wai Ping	President, CEO and Director	55	June 6, 2012 (Resigned October 31, 2014)
Wang Bing Gang	President and Director	54	October 31, 2014 (Resigned November 12, 2014)
Liu Jun	President and Director	41	November 12, 2014 (Resigned June 10, 2015)
Li Qiu Yu	President and Director	37	June 10, 2015 (Resigned December 12, 2015)
Jiang Libin	President, Secretary and Director	54	December 12, 2015
Zhang Hong	Director	54	December 12, 2015
Chen Qiang	Chief Administration Officer	46	December 12, 2015 (Resigned April 30, 2016)
Yang Jin Lin	Chief Public Relations and Media Officer	60	December 12, 2015 (Resigned May 31, 2016)
Tsang Yuk Chuen	Chief Financial Officer	42	March 1, 2016

Background of Officers and Directors

Liu Jun: President and Director

Mr. Liu Jun graduated from the Harbin Institute of Technology Department of Applied Physics with a Bachelor's degree and is a Distinguished Member of the Chinese Academy of e-government experts. In October 2009, he won the "China Outstanding Innovative Entrepreneur" award.

Since March 2003 to the present, he has served as a Director of the sub-center for the State Government Online Project Service Center in Shenzhen and since August 2011 he has also served as honorary vice president of Sichuan Vocational Institute of Media Culture and Media Department of visiting professors.

Mr. Liu Jun also currently serves on the Expert Committee of E-commerce for several Universities and is Honorary Vice Headmaster and visiting professor in Shi Chuan Culture and Media College.

From May 2008 to December 2009 he served as Chairman and President of Morgan Networks one of the first online shopping centers in China. In December of 2008, Morgan Networks launched a new service product: Morgan RTGS (Real Time Gross Settlement) system. It solved the problem of the delay in the settlement of payments to each business party and promoted the efficiency of cash settlement. Mr. Liu Jun served as chairman and chief executive at Morgan Network and was responsible for the company's operations and management as well as dealing directly with foreign and institutional investors.

Beginning in December 2001, he funded and founded a startup e-commerce company called the B2B.cn Group. Within six years it had developed into a company with twelve branches and two thousand employees. In December 2007, it was acquired by the Softbank SAIF Investment Company. He was responsible for all aspects of the company's management, organization, planning and guidance.

In December 2000, he was appointed as head of marketing at Alibaba Group. Alibaba was founded in 2000 and soon began to open branches around China. As market head, Liu Jun opened Alibaba's first branch offices in Southern China. He served in that position until December 2001.

In February 2000, Liu Jun was appointed as the vice president of the Zhong Hua Unit Network, an information company providing various types of supply and demand information for Chinese enterprises. Three months later in May 2000, he was promoted to President. He was responsible for the overall management of the company's operations, and China national markets. He served with the company until December 2000.

From January 1999 to February 2000, he was the project manager and assistant to the president for the inauguration of the Dongli Group, one of China's largest Internet companies. His function was to assist the president with daily work management and internal and external coordination and supervision of all projects.

Li Qiu Yu: President and Director

Mr. Li Qiuyu earned his Master's degree in Executive Business Administration from Shanghai Tongji University in June 2015. He received his Bachelor's Degree in Economics from Jiangxi University of Finance and Economics in June 2012.Since September 2013 he has served as the vice president of the Shanghai and Guangxi Chamber of Commerce.

In September 2014 became a member of the Tongji University Design Association and in March 2015 he was elected Vice president of Wenzhou Ecological Endowment Association. From August 2008 to May 2015 he served as Managing Director of Macalayking Architecture Design Co., Ltd. where he was solely responsible for the development of corporate strategy and the company's daily affairs.

From December 2003 to August 2008 he worked for Urban Architectural Design Co., Ltd. as the China Marketing Manager. From December 2003 to June 2004 he was that company's General Manager Assistant.

Jiang Libin: President and Director

Mr. Jiang Libin graduated in June 1985 with an International Trade Diploma from Shenzhen University, Guangdong, China with a major in foreign economy and trade. From July 1980 to December 1997 he worked as Section Chief and General Manager in the Economy and Trade Ministry of Foreign Trade Group for foreign trade in China where he was responsible for import and export trade and strategic development planning.

 From January 1998 to April 2001 he was the General Manager and Legal Representative for Shenzhen Xuteng Development Co., Ltd., an import and export company. He was responsible for overall strategy and daily company management. Starting in April 2001 he served as Director of Heilongjiang Economic and Trade Committee Shenzhen office, where he was responsible for international development strategy and the daily management of the department. He served in that capacity until December 2003.

 He also served as General Manager and Company Legal Representative of the Shenzhen Longyue Trade Co., Ltd., a trading company of agricultural products, from January 2004 until May 2007. In those roles he was fully responsible for overall operation and management of the company. He served as President of the Northeast Region of ITAT International Brands Clothing Club Group Ltd.

 From May 2007 until July 2009 and also from July 2009 to May 2005 he was Chief Executive Officer of Liaoning Jinzhou Times Group, a department store chain company.

 Since May 2015 he has assisted the Company as manager in charge of its Investment Department.

Zhang Hong: Director

Mr. Zhang Hong graduated from Shanxi College of Science and Technology in June 1990 with a diploma in Business Administration. From July 1988 to June 1990, he received on-the-job education in shareholding reform at Shanxi College of Science and Technology.

From January 2015 to present he served as Chairman of the Board of Directors at Shenzhen Qianhai Yinfeng Capital Management Co., Ltd., where he was fully responsible for the overall operation of the company. From September 2005 to January 2015, he was Director and General Manager of Guangxi Guiran Energy Company, with responsibilities for development, application, promotion, sales, warehousing and transport of new energy, Liquid Natural Gas, oil and gas integration.

From May 1996 to September 2005 he was General Manager of Shenzhen Peizheng Pharmaceutical Co., Ltd. and in charge of R&D, production and sales of new-type special effect medicine. From July 1992 to May 1996 he served as Deputy Director and later Director of Shenzhen Office of the Fifth Office of the Guangxi Zhuang Autonomous Region, responsible for coordination between governmental departments and international information and cultural exchange.

From May 1983 to July 1992 he was Business Chief at the Introduction Division of the Economic Office of Futian District Government, Shenzhen (a state officer), responsible for international affairs, processing raw materials on clients' demands, assembly of parts for clients and processing according to the clients' samples or engaging in compensation trade, foreign investment attraction, joint venture cooperation, import and export trade, customs declaration and clearance.

From September 1981 to May 1983 he was a state officer at the Urban Construction Command Department of Bao'an Township, Shenzhen with job responsibilities relating to urban planning and development, building construction, mechanical equipment, utility installation, earth and stone work engineering and transportation.

Zhang Hong has accumulated practical experience in team building, project operation and investment management and has developed extensive governmental relationships and social resources. He also has been devoted to public philanthropy and in supporting many poor students and orphans. As a council member and general affairs officer of Lions Clubs International, he continues to work with domestic and international charities in planning and organizing many large-scale charitable events.

Chen Qiang: Chief Administration Officer

Mr. Chen Qiang is one of the pioneers in eCommerce and Internet business in China market, who co-founded China's largest eCommerce website B2B.cn. He served as vice president of Pacrim International Capital Inc., deputy sectary general of IHFO, chief executive of Tiger & Leopard Entertainment and Morgan Online Shopping Mall. He studied business management from Suzhou University.

Yang Jin Lin: Chief Public Relations and Media Officer

Mr. Yang Jinlin is an associate researcher and visiting professor in Taiwan Research Institute of Xiamen University, and also a visiting professor in Jinan University, Huaqiao University and Zhejiang University of Media and Communications.

He was the chief journalist and chief editor in several influential newspapers.

In 2002, he joined Phoenix TV and anchored several well-know programs, including Read Newspapers Everyday, Weekly Comment, How the World Views China and World Olympic Report.

Tsang Yuk Chuen: Chief Financial Officer

Mr. Tsang Yuk Chuen joined ELRE as Chief Financial Officer in March 2016. He brings more than 10 years of financial and management experience to the company. Before ELRE, Mr. Tsang served as CFO for Aetos Group Inc. for 5 years. At Aetos Group, he provided executives with timely and accurate financial statements, ongoing cash flow projections, oversight over accounting and finance operations, as well as design and maintenance of the financial reporting structures.

Mr Tsang was a senior auditor from 2007 to 2010 in Harrington Group CPAs LLP in California, USA. As a senior auditor, he was not only responsible for auditing financial statements, but also help clients to evaluate all aspects of their internal control systems. He typically assisted with the identification of key risks and design of mitigating controls, documentation of principle procedures and performing pre-audit testing to evaluate existing compliance.

Mr Tsang was an accounting manager from 2004 to 2006 at Ogeek LLC in California, USA.

Mr Tsang was a sales and marketing manager from 2000 to 2003 at BTC Inc. in California, USA.

Mr Tsang holds a Master degree in Accounting and Information System from University of Kansas.

Employment Agreements

We have no formal employment agreements with any of our employees, directors or officers.

Family Relationships

There are no family relationships between any of our directors and executive officers.

Potential Conflicts of Interest

We are not aware of any conflicts of interest with our directors and officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.

A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

36

3.

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

The Company's common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our Company's officers including our President, Chief Executive Officer and Chief Financial Officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer, who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our Company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our Company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

The Company will provide to any person, without charge and upon request, a copy of the code of ethics. Any such request must be made in writing to the Company at, Suite 2408, Dongfang Science and Technology Mansion, Nanshan District, Shenzhen, China 518000

Board and Committee Meetings

Our board of directors currently consists of two members, Jiang Libin and Zhang Hong. The Board held no formal meetings during the year ended March 31, 2015. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Wyoming General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of March 31, 2015, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently the Company is developing a comprehensive Board of Directors and does not have an Audit Committee. The Company intends to appoint audit, compensation and other applicable committee members as it appoints individuals with pertinent expertise.

Audit Committee Financial Expert

Our board of directors does not have a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11. Executive Compensation.

The following tables set forth, for each of the last two completed fiscal years of the Company, the total compensation awarded to, earned by or paid to any person who was a principal executive officer during the preceding fiscal year and every other highest compensated executive officers earning more than $100,000 during the last fiscal year (together, the "Named Executive Officers"). The tables set forth below reflect the compensation of the Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tsap Wai Ping President, CEO and Director (1)	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Wang Bing Gang President and Director (2)	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Liu Jun	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President and Director (3)	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Li Qiu Yu President and Director (4)	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Jiang Libin President, Secretaryand Director (5)	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Zhang Hong Director (6)	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Li Qiu Yu Chief Operation Officer (7)	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Chen Qiang Chief Administration Officer (8)	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Yang Jin Lin Chief Public Relations and Media Officer (9)	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Tsang Yuk Chuen Chief Financial Officer (10)	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

____________

(1)	Tsap Wai Ping held the positions of President, Chief Executive Officer (CEO) and Director, of the Company from June 6, 2012 through October 31, 2014.

(2)	Wang Bing Gang held the position of President and Director from October 31, 2014 through November 12, 2014

(3)	Lin Jun held the position of President and Director from November 12, 2014 through June 10, 2015

(4)	Li Qiu Yu held the position of President and Director from June 10, 2015 through December 12, 2015

(5)	Jiang Libin was appointed as the President, Secretary and Director on December 12, 2015.

(6)	Zhang Hong was appointed as a Director on December 12, 2015.

(7)	Li Qiu Yu was appointed as the Chief Operation Officer on December 12, 2015.

(8)	Chen Qiang was appointed as the Chief Administration Officer on December 12, 2015.

(9)	Yang Jin Lin was appointed as the Chief Public Relations and Media Officer on December 12, 2015.

(10)	Tsang Yuk Chuen was appointed as the Chief Financial Officer on March 1, 2016.

Other than set out below there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended March 31, 2015.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended March 31, 2015.

Option Exercises and Stock Vested

During the year ended March 31, 2015, there were no options exercised by our named officer.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 8, 2016, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage (2) of Class
Achievable Wisdom Limited Liu Rong Hua (Beneficial Owner) Room 609, Block B, RongCHaoBinHai Mansion, HaiXiu Road, BaoAn Centre, Shenzhen, Guangdong, China	114,169,794(Indirect)	11.51% Common

Spread Rich Development Limited Zhang Dezhen (Beneficial Owner) Room 302, Unit 40, 13# Building, Shiquan Hydropower Plant, Shanxi, China	281,250,000(Indirect)	28.36% Common

Fu Li Hua Rm 502, Blk4, Fifth House of Kailu Kailu Road, Yangpu Dist Shanghai, China	90,000,000 (Direct)	9.07% Common

Wang Zhixin Unit B, 5/F, CKK Commercial Centre 289 Hennessy Rd Wan Chai, Hong Kong	49,710,550 (Direct)	5.01% Common

Yang Haolong No 1075 Hubei Rd, Luohu District Shenzhen, Guangdong China	91,940,000 (Direct)	9.27% Common

Directors and Executive Officers as a Group (2 people)	10,330,000	1.04% Common

_________________

(1)

The persons named above may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct holdings in the Company.

(2)	Based on 991,770,362 shares issued and outstanding as of July 8, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Shareholder loan

Up to March 31, 2015, Mr. Jiang Libin, appointed as the President and a director of the Company on December 12, 2015, has advanced the Company $63,757 and Mr. Tsap Wai Ping, the former President of the Company who resigned on October 31, 2014, has advanced the Company $487,358 for operating expenses.

Director Independence

Our Board of Directors has determined that it does not have a member that is "independent" as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Exchange Act.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2015 and the year ended March 31, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended March 31, 2015	Year Ended March 31, 2014
Audit fees (1)	$26,500	$10,409
Audit related fees (2)	$-	$-
Tax fees (3)	$-	$-
All other fees (4)	$-	$-
Total	$26,500	$10,490

____________

(1)

Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)

Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under "Audit fees."

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

Item 15. Exhibits, Financial Statement Schedules

Exhibits

In reviewing the agreements included as exhibits to this annual report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about our company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

●	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

●	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

●	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

●	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this annual report on Form 10-K and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

Exhibit Number	Description of Exhibit

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant's S-1 Registration Statement filed July 10, 2008)

3.2	Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.3 to the registrant's S-1 Registration Statement filed July 10, 2008)

3.3	Amendment to the Articles of Incorporation (incorporated by reference to the registrant's Schedule 14C filed August 3, 2010)

3.4	By-laws (incorporated by reference to Exhibit 3.2 to the registrant's S-1 Registration Statement filed July 10, 2008)

99.1	Financial Statements of China Enterprise Overseas Investment & Finance Group Limited for the years ended December 31, 2013 and 2014

(10)	Material Contracts

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification of Principal Executive pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

(32)	Section 1350 Certifications

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Yinfu Gold Corporation
(Registrant)

Date: July 8, 2016	By:	/s/ Jiang Libin
Jiang Libin
President, Secretary and Director

Date: July 8, 2016	By:	/s/ Tsang Yuk Chuen
Tsang Yuk Chuen Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 8, 2016	By:	/s/ Jiang Libin
Jiang Libin
President, Secretary and Director

Date: July 8, 2016	By:	/s/ Tsang Yuk Chuen
Tsang Yuk Chuen Chief Financial Officer

