Form 10-K/A
period 2015-03-31
Yinfu Gold Corp.
filed 2016-07-13
CIK 1438461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this "Amendment") to the Annual Report on Form 10-K of Yinfu Gold Corporation, a Wyoming corporation (the "Company"), for the fiscal year ended March 31, 2015, and filed with the Securities and Exchange Commission (the "SEC") on July 11, 2016 (the "Original Filing") is to revise disclosures in the Original Filing.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA in this Amendment, Note 5 of the audited financial statements was amended to reflect $16,507 being advanced to the Company by Mr. Jiang Libin.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE in this Amendment, has been corrected to reflect the effective date as July1, 2016 for the engagement of Anthony Kam & Associates, Ltd.

For the convenience of the reader, this Amendment specifies the Original Filing in its entirety as amended by this Amendment.  Except for those revisions specified in this Explanatory Note, this Amendment does not amend or otherwise update any other information in the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Original Filing.  As required by the provisions of Rule 12b-15 promulgated pursuant to the Securities Exchange Act of 1934, new certifications by the Company's Principal Executive Officer and Principal Financial Officer are filed as exhibits to this Amendment.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

During the year ended March 31, 2015, Mr. Jiang Libin, appointed as the President and a director of the Company on December 12, 2015, had advanced the Company $16,507 for operating expenses. These advances have been formalized by non-interest bearing demand notes. During the year ended March 31, 2014, there was no advances from any related parties.

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

Effective on July 1, 2016 and with the approval of our Board of Directors, we have engaged Anthony Kam & Associates, Ltd ("AKAM") of Hong Kong, as our new registered independent public accountant. During the year ended March 31, 2015, and prior to July 1, 2016 (the date of the new engagement), the Company did not consult with AKAM regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements by AKAM, in either case where written or oral advice provided by AKAM would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

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

38

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

PART IV

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

99.1

Financial Statements of China Enterprise Overseas Investment & Finance Group Limited for the years ended December 31, 2013 and 2014 (incorporated by reference to Exhibit 99.1 to the registrant's Form 10-K filed on July 11, 2016)

(10)	Material Contracts

10.31

Sale and Purchase Agreement for the Acquisition of 100% of the shares and assets of China Enterprise Overseas Investment & Finance Group Limited. Dated November 20, 2014. (incorporated by reference to the registrant's Form 8-K filed November 25, 2014).

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

Yinfu Gold Corporation
(Registrant)

Date: July 12, 2016	By:	/s/ Jiang Libin
Jiang Libin
President, Secretary and Director

Date: July 12, 2016	By:	/s/ Tsang Yuk Chuen
Tsang Yuk Chuen Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 12, 2016	By:	/s/ Jiang Libin
Jiang Libin
President, Secretary and Director

Date: July 12, 2016	By:	/s/ Tsang Yuk Chuen
Tsang Yuk Chuen Chief Financial Officer

