Form 10-Q
period 2015-06-30
Yinfu Gold Corp.
filed 2016-07-13
CIK 1438461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 12, 2016, the Company had 991,770,362 shares of common stock outstanding.

YINFU GOLD CORPORATION

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2015

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the period ended June 30, 2015 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

	June 30, 2015	March 31, 2015
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$422	$74
Current assets from discontinued operations	150,001	150,001
Total current assets	150,423	150,075

TOTAL ASSETS	$150,423	$150,075

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$78,656	$78,656
Note payable - related party	562,625	551,115
Total current liabilities	641,281	629,771
TOTAL LIABILITIES	641,281	629,771

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 3,000,000,000 shares authorized; par value $0.001, 2,191,770,362 shares issued	2,191,770	2,191,770
Capital deficiency	(2,621,020)	(2,621,020)
Subscription receivable	(2,013)	(2,013)
Accumulated deficit	(59,595)	(48,433)
Total Stockholders' Equity (Deficit)	(490,858)	(479,696)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$150,423	$150,075

YINFU GOLD CORPORATION
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,
	2015	2014

REVENUE	$-	$-

OPERATING EXPENSES
Professional fees	11,162	-
Total Operating Expenses	11,162	-

Net Income(loss) from Operations	(11,162)	-

Other Income and Expense
Provision for income taxes	-	-

Income (loss) from Continued Operations	(11,162)	-

Income (loss) from Discontinued Operations	-	-

Net Income (loss)	$(11,162)	$-

Basic and diluted income (loss) per common share	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic and diluted	991,770,362	800,000,000

YINFU GOLD CORPORATION
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months End June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,162)	$-
Changes in operating activities:
Accounts payable and accrued liabilities	-	-
Net cash used in continued operations	(11,162)	-
Net cash used in discontinued operations	-	-
Net cash used in operating activities	(11,162)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related parties	11,510	-
Net Cash Provided by Financing Activities	11,510	-
Net increase (decrease) in cash and cash equivalents	348	-
Cash and cash equivalents, beginning of period	74	-
Cash and cash equivalents, end of period	$422	$-

YINFU GOLD CORPORATION

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

June 30, 2015

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

Principles of Consolidation

For June 30, 2015, the consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Element Resources International Limited ("Element Resources") incorporated in Hong Kong and CEI. All significant intercompany balances and transactions have been eliminated in consolidation. Prior to January 28, 2015, the financial statements presented are those of CEI.

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

Foreign Currency Translation and Re-measurement

In accordance with ASC 830, "Foreign Currency Matters", the Company's foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as other comprehensive income (loss) in stockholders' equity. Revenue and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred. The Company did not have any significant foreign currency translations for the three months ended June 30, 2015 and 2014

Concentrations of Credit Risk

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015. The carrying values of our financial instruments, including, cash and cash equivalents; accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740,"Income Taxes." Under the asset and liability method of ASC 740, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at June 30, 2015 and March 31, 2015.

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC Topic 260, "Earnings per Share," ("EPS") which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic earnings (loss) per share, for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014
Net income (loss)	$(11,162)	$-

Weighted average common shares outstanding (basic and diluted)	991,770,362	800,000,000

Net income (loss) per common share, basic and diluted	$(0.00)	$0.00

Commitments and Contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, as well as other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of June 30, 2015 and March 31, 2015.

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

Revenue Recognition

The Company will recognize revenue from the sale of products and services in accordance with ASC 605,"Revenue Recognition." However, the Company will recognize revenue only when all of the following criteria have been met:

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

As of June 30, 2015, the Company has 2,191,770,362 shares of common stock issued, of which the 1,200,000,000 restricted common shares were held in escrow and were cancelled on September 22, 2015. As of March 31, 2015, the Company has 2,191,770,362 shares of common stock issued.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2015, Mr. Jiang Libin, appointed as the President and a director of the Company on December 12, 2015, has advanced the Company $11,510 for operating expenses. These advances have been formalized by non-interest bearing demand notes.

During the three months ended June 30, 2014, there was no advances from any related parties.

As of June 30, 2015, the Company owed $487,358 and $75,267 to Mr. Tsap Wai Ping, the former President of the Company (the "Former President", resigned on October 31, 2014) and Mr. Jiang Libin respectively.

As of March 31, 2015, the Company owed $487,358 and $63,757 to the Former President and Mr. Jiang Libin respectively.

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

The following presents the financial information of the discontinued subsidiary of the Company, Element Resources International Limited.

	As of	As of
	June 30, 2015	March 31, 2015
Current Assets
Cash and cash equivalents	$-	$-
Deposit paid	139,681	139,681
Other receivables, net	10,320	10,320
Total current assets	150,001	150,001
TOTAL ASSETS	$150,001	$150,001

Current Liabilities
Accounts payable and accrued liabilities	$-	$-
Note payable - related party	-	-
Total current liabilities	-	-
TOTAL LIABILITIES	$-	$-

Stockholders' Equity (Deficit)
Common stock, par value HK$1, 100,000 shares issued	12,903	12,903
Retained earnings	137,098	137,098
Total Stockholders' Equity (Deficit)	150,001	150,001
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	150,001	150,001

For the Three Months Ended
June 30,
	2015	2014

REVENUE	$-	$-
General and administrative	-	-
Other expenses	-	-
Net income (loss)	$-	$-

NOTE 7 - SUBSEQUENT EVENTS

(1)On February 6, 2015, the Company signed a Sale and Purchase Agreement to acquire 100% of the shares and assets of Eternal Fairy International Ltd., ("EFI"), a British Virgin Islands corporation. Pursuant to the Agreement, the Company agreed to issue 1,200,000,000 (1.2 billion) restricted common shares of the Company to the shareholders of EFI, which in turn owns Dongguan YouDai Financial Information Services Co., Ltd ("DYD"), a company incorporated in the PRC. DYD is a company that focuses on peer-to-peer ("P2P") lending services. DYD provides a platform that matches lenders directly with the borrowers and charges a commission fee. Through our P2P platform, lenders can earn higher returns compared to savings and investment products offered by banks, where borrowers can borrow money at lower interest rates.

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

(2) Effective December 12, 2015, the Company accepted the resignation of Mr. Li Qiuyu from his position as President, CEO and as a director of the Company. Mr. Li Qiuyu has served on the Board since June 10, 2015.

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

We have generated no revenues and have incurred $59,595 in expenses through June 30, 2015.

The following table provides selected financial data about our company as of June 30, 2015 and March 31, 2015.

	June 30, 2015	March 31, 2015
Cash	$422	$74
Total Assets	$150,423	$150,075
Total Liabilities	$641,281	$629,771
Stockholders' Equity (Deficit)	$(490,858)	$(479,696)

As of June 30, 2015, the Company's cash balance was $422 compared to $74 as of March 31, 2015, and our total assets as of June 30, 2015, were $150,423 compared with $150,075 as of March 31, 2015.

As of June 30, 2015, the Company had total liabilities of $641,281 compared with total liabilities of $629,771 as of March 31, 2015. The increase in total liabilities was primarily attributed to an increase in related party debts owed to the President of the Company.

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Revenue	$-	$-
Operating Expenses
General and administrative	-	-
Professional fees	11,162	-

Total Operating Expenses	11,162	-

Income (Loss) from Operation	$(11,162)	$-

Revenues

The Company has generated no revenues during the three months ended June 30, 2015 and 2014.

Operating expenses

For the three months ended June 30, 2015, total operating expenses were $11,162, which consisted solely of professional fees. For the three months ended June 30, 2014, there was no operating expenses incurred. The increase in professional fees was primarily due to the cost of complying with the SEC reporting requirements for the three months ended June 30, 2015.

Liquidity and Capital Resources

Working Capital

	As of June 30, 2015	As of March 31, 2015
Current Assets	$150,423	$150,075
Current Liabilities	$641,281	$629,771
Working Capital Deficiency	$(490,858)	$(479,696)

As of June 30, 2015, the Company had a working capital deficiency of $490,858 compared with working capital deficiency of $479,696 as of March 31, 2015. The increase in working capital deficiency was primarily attributed to the increase in current liabilities due to an increase in notes payable to the President of the Company.

Cash Flows	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Cash Flows Used in Operating Activities	$(11,162)	$-
Cash Flows Provided by Investing Activities	$-	$-
Cash Flows Provided by Financing Activities	$11,510	$-
Net Increase (decrease) in Cash During Period	$348	$-

Cash Flows Used in Operating Activities

During the three months ended June 30, 2015, the Company had $11,162 in cash used in operating activities, which consists solely of loss from operations. During the three months ended June 30, 2014, the Company had no cash flows used in or provided by operating activities.

Cash Flows Provided by Investing Activities

During the three months ended June 30, 2015 and 2014, the Company used no cash in investing activities.

Cash Flows Provided by Financing Activities

During the three months ended June 30, 2015, the President has advanced the Company $11,510 for operating expenses. During the three months ended June 30, 2014, there was no advances from related parties.

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

Item 4. Controls and Procedures.

Management's Report on Disclosure Controls and Procedures

As of June 30, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with their review of our financial statements as of June 30, 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2015, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No stock was sold during the quarter ended June 30, 2015.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Yinfu Gold Corporation (Registrant)

Dated: July 13, 2016	By:	/s/ Jiang Libin
Jiang Libin
Chief Executive Officer

