Form 10-K
period 2016-03-31
Yinfu Gold Corp.
filed 2016-07-13
CIK 1438461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $368,193,398 as of the last business day of the registrant's most recently completed second fiscal quarter on September 30, 2015. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

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

The Company has limited cash on hand. We have sustained losses for year ended March 31, 2016 and has relied solely upon the funding obtained from management and significant stockholders.

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

Holders

As of July 12, 2016, there were 1,260 stockholders of record, and an aggregate of 991,770,362 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities, which were not registered under the Securities Act during the year ended March 31, 2016, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended March 31, 2016.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended March 31, 2016.

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

We have generated no revenues and have incurred $110,800 in expenses through March 31, 2016.

The following table provides selected financial data about our company as of March 31, 2016 and 2015.

	As of March 31, 2016	As of March 31, 2015
Cash	$122	$74
Total Assets	$150,123	$150,075
Total Liabilities	$692,186	$629,771
Stockholders' Equity (Deficit)	$(542,063)	$(479,696)

As of March 31, 2016, the Company's cash balance was $122 compared to $74 as of March 31, 2015, and our total assets as of March 31, 2016, were $150,123 compared with $150,075 as of March 31, 2015.

As of March 31, 2016, the Company had total liabilities of $692,186 compared with total liabilities of $629,771 as of March 31, 2015. The increase in total liabilities was primarily attributed to an increase in related party debt owed to the President of the Company.

	Year Ended March 31, 2016	Year Ended March 31, 2015
Revenue	$-	$-
Operating Expenses
Professional fees	62,367	48,433

Total Operating Expenses	62,367	48,433

Loss from Operations	$(62,367)	$(48,433)

Revenues

The Company has generated no operating revenues during the years ended March 31, 2016 and 2015.

Operating expenses

For the year ended March 31, 2016, total operating expenses were $62,367 which consisted solely of professional fees. For the year ended March 31, 2015 total operating expenses were $48,433 which consisted solely of professional fees. The increase in professional fees was primarily due to the cost of complying with the SEC reporting requirements during the year ended March 31, 2016.

Liquidity and Capital Resources

Working Capital

	As of March 31, 2016	As of March 31, 2015
Current Assets	$150,123	$150,075
Current Liabilities	$692,186	$629,771
Working Capital Deficiency	$(542,063)	$479,696

As of March 31, 2016, the Company had a working capital deficiency of $542,063 compared with working capital of $479,696 as of March 31, 2015. The increase in working capital deficiency was primarily attributed to the increase in current liabilities due to an increase in notes payable to the President of the Company.

Cash Flows

	Year Ended March 31, 2016	Year Ended March 31, 2015
Cash Flows Used in Operating Activities	$(62,367)	$(16,433)
Cash Flows from Investing Activities	$-	$-
Cash Flows from Financing Activities	$62,415	$16,507
Net Increase in Cash During the Year	$48	$74
Non-cash Investing and Financing Activities:
Common Shares issued and held in escrow pending the acquisition of Eternal Fairy International Ltd.	$-	$1,200,000

Cash Flows Used in Operating Activities

During the year ended March 31, 2016, the Company had $62,367 in cash used in operating activities which was solely attributed to loss from operations, compared to cash used in operating activities of $16,433 during the year ended March 31, 2015. During the year ended March 31, 2015, the Company had a loss from operations of $48,433 with cash used for the operating expenses, and cash flows from an increase of accounts payable of $32,000.

Cash Flows from Investing Activities

During the years ended March 31, 2016 and 2015, the Company used no cash in investing activities.

Cash Flows from Financing Activities

During the years ended March 31, 2016 and 2015, the President advanced the Company $62,415 and $16,507 respectively for operating expenses.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Yinfu Gold Corporation

(Incorporated in the State of Wyoming, United States of America)

We have audited the accompanying consolidated balance sheets of Yinfu Gold Corporation and subsidiaries as of March 31, 2016 and March 31, 2015, and the consolidated statements of operations, the consolidated statements of stockholders' equity, and the consolidated statements of cash flows for the years ended March 31, 2016 and March 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Yinfu Gold Corporation and subsidiaries as of March 31, 2016 and March 31, 2015, and the consolidated results of its operations and its cash flows for each of the years ended March 31, 2016 and March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/Anthony Kam & Associates Limited

Anthony Kam & Associates Limited

Certified Public Accountants

July 12, 2016

Hong Kong, China

YINFU GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$122	$74
Current assets from discontinued operations	150,001	150,001
Total current assets	150,123	150,075
TOTAL ASSETS	$150,123	$150,075

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$78,656	$78,656
Note payable - related party	613,530	551,115
Total current liabilities	692,186	629,771
TOTAL LIABILITIES	692,186	629,771

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 3,000,000,000 shares authorized; par value $0.001, 991,770,362 and 2,191,770,362 shares issued, respectively	991,770	2,191,770
Capital deficiency	(1,421,020)	(2,621,020)
Subscription receivable	(2,013)	(2,013)
Accumulated deficit	(110,800)	(48,433)
Total Stockholders' Equity (Deficit)	(542,063)	(479,696)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$150,123	$150,075

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended March 31,
	2016	2015

REVENUE	$-	$-

OPERATING EXPENSES
Professional fees	62,367	48,433
Total Operating Expenses	62,367	48,433

Net loss from operations	(62,367)	(48,433)

Other Income and Expense
Provision for income taxes	-	-

Net Income (Loss)	$(62,367)	$(48,433)

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	991,770,362	833,100,090

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
	Number		Capital	Subscription	Accumulated
	Of shares	Par Value	Deficiency	Receivable	deficit	Total
Balance as of March 31, 2014	800,000,000	$800,000	$(797,987)	$(2,013)	$-	$-
Reverse acquisition adjustment	191,770,362	191,770	(623,033)	-	-	(431,263)
Issued for acquisition of EFI*, on February 6, 2015	1,200,000,000	1,200,000	(1,200,000)	-	-	-
Net income (loss)	-	-	-	-	(48,433)	(48,433)
Balance as of March 31, 2015	2,191,770,362	$2,191,770	$(2,621,020)	$(2,013)	$(48,433)	$(479,696)
Cancellation of shares issued for acquisition of EFI*, on September 22, 2015	(1,200,000,000)	(1,200,000)	1,200,000	-	-	-
Net Income (loss)	-	-	-	-	(62,367)	(62,367)
Balance as of March 31, 2016	991,770,362	$991,770	$(1,421,020)	$(2,013)	$(110,800)	$(542,063)

*: "EFI" stands for Eternal Fairy International Ltd., a British Virgin Islands corporation. This abbreviation applies to the consolidated financial statements and the notes to the consolidated financial statements.

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(62,367)	$(48,433)
Changes in operating activities:
Accounts payable and accrued liabilities	-	32,000
Net cash used in continued operations	(62,367)	(16,433)
Net cash used in discontinued operations	-	-
Net cash used in operating activities	(62,367)	(16,433)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related parties	62,415	16,507
Net Cash Provided by Financing Activities	62,415	16,507
Net increase in cash and cash equivalents	48	74
Cash and cash equivalents, beginning of year	74	-
Cash and cash equivalents, end of year	$122	$74

NON-CASH INVESTING AND FINANCING ACTIVITY:
Common Shares issued and held in escrow pending the acquisition of Eternal Fairy International Ltd. (see Note 4)	$-	$1,200,000

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION

Notes to the Consolidated Financial Statements

March 31, 2016 and 2015

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

Principles of Consolidation

For March 31, 2016, the consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Element Resources International Limited ("Element Resources") incorporated in Hong Kong and CEI. All significant intercompany balances and transactions have been eliminated in consolidation. Prior to January 28, 2015, the financial statements presented are those of CEI.

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

Foreign Currency Translation and Re-measurement

In accordance with ASC 830, "Foreign Currency Matters", the Company's foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as other comprehensive income (loss) in stockholders' equity. Revenue and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred. The Company did not have any significant foreign currency translations for the years ended March 31, 2016 and 2015.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2016. The carrying values of our financial instruments, including, cash and cash equivalents; accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, "Income Taxes." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at March 31, 2016 and 2015.

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

The following table sets forth the computation of basic earnings per share, for the years ended March 31, 2016 and 2015:

	Year Ended March 31,
	2016	2015

Net income (loss)	$(62,367)	$(48,433)

Weighted average number of common shares outstanding - basic and diluted	991,770,362	833,100,090

Net income (loss) per common share - basic and diluted	$(0.00)	$(0.00)

Commitments and Contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of March 31, 2016 and 2015.

Advertising Costs

The Company follows ASC 720, "Advertising Costs," and expenses costs as incurred. No advertising costs were incurred for the years ended March 31, 2016 and 2015.

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

NOTE 4 – STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

Effective December 8, 2014, the Company increased the authorized capital from 1,000,000,000 common shares to 3,000,000,000 common shares. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On February 6, 2015, the Company issued 1.2 billion restricted common shares of the Company to the owners of EFI for acquiring 100% ownership of EFI. The 1.2 billion restricted common shares were held in escrow, and were cancelled on September 22, 2015.

As of March 31, 2016, the Company has 991,770,362 shares of common stock issued and outstanding. As of March 31, 2015, the Company has 2,191,770,362 shares of common stock issued, of which the 1,200,000,000 restricted common shares were held in escrow.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the year ended March 31, 2016, Mr. Jiang Libin, the President and a director of the Company, had advanced the Company $62,415 for operating expenses. These advances have been formalized by non-interest bearing demand notes.

During the year ended March 31, 2015, Mr. Jiang Libin had advanced the Company $16,507 for operating expenses. These advances have been formalized by non-interest bearing demand notes.

As of March 31, 2016, the Company owed $487,358 and $126,172 to Mr. Tsap Wai Ping, the former President of the Company (the "Former President", resigned on October 31, 2014) and Mr. Jiang Libin respectively.

As of March 31, 2015, the Company owed $487,358 and $63,757 to the Former President and Mr. Jiang Libin respectively.

During the year ended March 31, 2016, no shares were issued to related parties and no reverse acquisition occurred.

On January 28, 2015, the Company issued 800 million restricted common shares of the Company to the stockholders and related parties of CEI in exchange of 15,600 shares of CEI's common stock, representing 100% of its issued and outstanding common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Achievable Wisdom Limited Liu Rong Hua (Beneficial Owner) Room 609, Block B, RongChaoBinHai Mansion, HaiXiu Road, BaoAn Centre, Shenzhen, Guangdong, China	468,750,000 (Indirect)	58.59% Common

Spread Rich Development Limited Zhang Dezhen (Beneficial Owner) Room 302, Unit 40, 13# Building, Shiquan Hydropower Plant, Shanxi, China	281,250,000 (Indirect)	35.16% Common

Wang Zhixin Unit B, 5/F, CKK Commercial Centre 289 Hennessy Rd Wan Chai, Hong Kong	10,000,000 (Direct)	1.25% Common

Zhang Bei Room 701, Unit 2, 3# Building, JianAn Company, North Street, Shiquan Country, Shanxi, China	10,000,000 (Direct)	1.25% Common

Ma Ning Room 1504, Unit 2, 11#Building, ShenShiHuaCheng, 255 LianFengZhong Road, HaiShu District, Ningbo, Zhejiang, China	10,000,000 (Direct)	1.25% Common

Liu Jun Room 609, Block B, RongChaoBinHai Mansion, HaiXiu Road, BaoAn Centre, Shenzhen, Guangdong, China	10,000,000 (Direct)	1.25% Common

Chen Qiang Room 609, Block B, RongChaoBinHai Mansion, HaiXiu Road, BaoAn Centre, Shenzhen, Guangdong, China	10,000,000 (Direct)	1.25% Common

Total	800,000,000

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

The following presents the financial information of the discontinued subsidiary of the Company, Element Resources International Limited.

	As of	As of
	March 31, 2016	March 31, 2015
Current Assets
Cash and cash equivalents	$-	$-
Deposit paid	139,681	139,681
Other receivables, net	10,320	10,320
Total current assets	150,001	150,001
TOTAL ASSETS	$150,001	$150,001

Current Liabilities
Accounts payable and accrued liabilities	$-	$-
Note payable - related party	-	-
Total current liabilities	-	-
TOTAL LIABILITIES	$-	$-

Stockholders' Equity (Deficit)
Common stock, par value HK$1, 100,000 shares issued	12,903	12,903
Retained earnings	137,098	137,098
Total Stockholders' Equity (Deficit)	150,001	150,001
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	150,001	150,001

For the Year Ended
March 31,
	2016	2015

REVENUE	$-	$-
General and administrative	-	-
Other expenses	-	-
Net income (loss)	$-	$-

NOTE 7 - BUSINESS COMBINATION

No business combination occurred during the year ended March 31, 2016.

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

The statement of financial position of the Company and CEI immediately before the business combination on January 28, 2015:

	January 28, 2015 (immediately before the business combination)
	The Company	CEI
ASSETS
Current Assets
Cash and cash equivalents	$1,632	$-
Current assets from discontinued operations	150,001	-
Total current assets	151,633	-

TOTAL ASSETS	$151,633	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$46,656	$32,000
Note payable - related party	534,240	-
Total current liabilities	580,896	32,000

TOTAL LIABILITIES	580,896	32,000

STOCKHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized; par value $0.001, 991,770,362 shares issued	991,770	-
Common stock, 50,000 shares authorized; par value $0.129, 15,600 shares issued and outstanding	-	2,013
Additional paid-in capital	3,787,335	(2,013)
Accumulated deficit	(5,208,368)	(32,000)
Total Stockholders' Equity	(429,263)	(32,000)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$151,633	$-

The statement of operations of the Company and CEI immediately before the business combination:

	For the Nine Months Ended December 31, 2014
	The Company	CEI

Revenue	$-	$-
OPERATING EXPENSES
Professional fees	45,569	32,000
Total Operating Expenses	45,569	32,000

Net loss from operations	(45,569)	(32,000)

Other Income and Expense	-	-

Provision for income taxes	-	-

Loss from Continued Operations	(45,569)	(32,000)

Income (Loss) from Discontinued Operations	-	-

Net Loss	$(45,569)	$(32,000)
Basic and diluted loss per common share	$(0.00)	$) (2.05)

Weighted average number of common shares outstanding - basic and diluted	191,770,362	15,600

No significant transactions occurred from December 31, 2014 to January 28, 2015.

Statement of Stockholders' Equity of the Company, from April 1, 2014 to January 28, 2015

	Common Stock
	Number of	Par	Additional	Accumulated
	shares	Value	Paid-in capital	deficit	Total

Balance as of March 31, 2014	191,770,362	$191,770	$4,587,335	$(5,162,799)	$(383,694)
Issued for acquisition of CEI, on January 28, 2015	800,000,000	800,000	(800,000)	-	-
Net loss for the period	-	-	-	(45,569)	(45,569)
Balance as of January28, 2015	991,770,362	991,770	3,787,335	(5,208,368)	(429,263)

Statement of Stockholders' Equity of CEI, for the year ended December 31, 2014

	Common Stock
	Number of	Par	Capital	Accumulated
	Shares	Value	Deficiency	Deficit	Total

Balance as of December 31, 2013	15,600	$2,013	$(2,013)	$-	$-
Net loss for the year	-	-	-	(32,000)	(32,000)
Balance as of December 31, 2014	15,600	2,013	(2,013)	(32,000)	(32,000)

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

Effective on July 1, 2016 and with the approval of our Board of Directors, we have engaged Anthony Kam & Associates, Ltd ("AKAM") of Hong Kong, as our new registered independent public accountant. During the year ended March 31, 2016, and prior to July 1, 2016 (the date of the new engagement), the Company did not consult with AKAM regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements by AKAM, in either case where written or oral advice provided by AKAM would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2016 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2016 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of March 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended March 31, 2016, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Tsap Wai Ping	President, CEO and Director	55	June 6, 2012 (Resigned October 31, 2014)

Wang Bing Gang	President and Director	54	October 31, 2014 (Resigned November 12, 2014)

Liu Jun	President and Director	41	November 12, 2014 (Resigned June 10, 2015)

Li Qiu Yu	President and Director	37	June 10, 2015 (Resigned December 12, 2015)

Jiang Libin	President, Secretary and Director	54	December 12, 2015

Zhang Hong	Director	54	December 12, 2015

Chen Qiang	Chief Administration Officer	46	December 12, 2015 (Resigned April 30, 2016)

Yang Jin Lin	Chief Public Relations and Media Officer	60	December 12, 2015 (Resigned May 31, 2016)

Tsang Yuk Chuen	Chief Financial Officer	42	March 1, 2016

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

In 2002, he joined Phoenix TV and anchored several well-known programs, including Read Newspapers Everyday, Weekly Comment, How the World Views China and World Olympic Report.

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

Our board of directors currently consists of two members, Jiang Libin and Zhang Hong. The Board held no formal meetings during the year ended March 31, 2016. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Wyoming General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of March 31, 2016, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Tsap Wai Ping President, CEO and Director (1)	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Wang Bing Gang President and Director (2)	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Liu Jun President and Director (3)	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Li Qiu Yu President and Director (4)	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Jiang Libin President, Secretary and Director (5)	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Zhang Hong Director (6)	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Li Qiu Yu Chief Operation Officer (7)	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Chen Qiang Chief Administration Officer (8)	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Yang Jin Lin Chief Public Relations and Media Officer (9)	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Tsang Yuk Chuen Chief Financial Officer (10)	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

____________________

(1)	Tsap Wai Ping held the positions of President, Chief Executive Officer (CEO) and Director, of the Company from June 6, 2012 through October 31, 2014.

(2)	Wang Bing Gang held the position of President and Director from October 31, 2014 through November 12, 2014

(3)	Lin Jun held the position of President and Director from November 12, 2014 through June 10, 2015

(4)	Li Qiu Yu held the position of President and Director from June 10, 2015 through December 12, 2015

(5)	Jiang Libin was appointed as the President, Secretary and Director on December 12, 2015.

(6)	Zhang Hong was appointed as a Director on December 12, 2015.

(7)	Li Qiu Yu was appointed as the Chief Operation Officer on December 12, 2015.

(8)	Chen Qiang was appointed as the Chief Administration Officer on December 12, 2015.

(9)	Yang Jin Lin was appointed as the Chief Public Relations and Media Officer on December 12, 2015.

(10)	Tsang Yuk Chuen was appointed as the Chief Financial Officer on March 1, 2016.

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

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended March 31, 2016.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended March 31, 2016.

Option Exercises and Stock Vested

During the year ended March 31, 2016, there were no options exercised by our named officer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 12, 2016, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage (2) of Class

Achievable Wisdom Limited Liu Rong Hua (Beneficial Owner) Room 609, Block B, RongCHaoBinHai Mansion, HaiXiu Road, BaoAn Centre, Shenzhen, Guangdong, China	114,169,794 (Indirect)	11.51% Common

Spread Rich Development Limited Zhang Dezhen (Beneficial Owner) Room 302, Unit 40, 13# Building, Shiquan Hydropower Plant, Shanxi, China	281,250,000 (Indirect)	28.36% Common

Fu Li Hua Rm 502, Blk4, Fifth House of Kailu Kailu Road, Yangpu Dist Shanghai, China	90,000,000 (Direct)	9.07% Common

Wang Zhixin Unit B, 5/F, CKK Commercial Centre 289 Hennessy Rd Wan Chai, Hong Kong	49,710,550 (Direct)	5.01% Common

Yang Haolong No 1075 Hubei Rd, Luohu District Shenzhen, Guangdong China	91,940,000 (Direct)	9.27% Common

Directors and Executive Officers as a Group (2 people)	10,330,000	1.04% Common

____________________

(1)

The persons named above may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct holdings in the Company.

(2)	Based on 991,770,362 shares issued and outstanding as of July 12, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Shareholder loan

Up to March 31, 2016, Mr. Jiang Libin, appointed as the President and a director of the Company on December 12, 2015, has advanced the Company $126,172 and Mr. Tsap Wai Ping, the former President of the Company who resigned on October 31, 2014, has advanced the Company $487,358 for operating expenses.

Director Independence

Our Board of Directors has determined that it does not have a member that is "independent" as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Exchange Act.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2016 and the year ended March 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended March 31, 2016	Year Ended March 31, 2015
Audit fees (1)	$13,500	$26,500
Audit related fees (2)	$-	$-
Tax fees (3)	$-	$-
All other fees (4)	$-	$-
Total	$13,500	$26,500

____________________

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibits

In reviewing the agreements included as exhibits to this annual report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about our company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

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

Yinfu Gold Corporation
(Registrant)

Date: July 13, 2016	By:	/s/ Jiang Libin
Jiang Libin
President, Secretary and Director

Date: July 13, 2016	By:	/s/ Tsang Yuk Chuen
Tsang Yuk Chuen
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 13, 2016	By:	/s/ Jiang Libin
Jiang Libin
President, Secretary and Director

Date: July 13, 2016	By:	/s/ Tsang Yuk Chuen
Tsang Yuk Chuen
Chief Financial Officer

