Form 10-Q
period 2016-06-30
Yinfu Gold Corp.
filed 2016-07-13
CIK 1438461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

YINFU GOLD CORPORATION

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2016

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the period ended June 30, 2016 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

	June 30, 2016	March 31, 2016
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$122	$122
Current assets from discontinued operations	150,001	150,001
Total current assets	150,123	150,123

TOTAL ASSETS	$150,123	$150,123

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$80,156	$78,656
Note payable - related party	628,939	613,530
Total current liabilities	709,095	692,186
TOTAL LIABILITIES	709,095	692,186

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 3,000,000,000 shares authorized; par value $0.001, 991,770,362 shares issued and outstanding	991,770	991,770
Capital deficiency	(1,421,020)	(1,421,020)
Subscription receivable	(2,013)	(2,013)
Accumulated deficit	(127,709)	(110,800)
Total Stockholders' Equity (Deficit)	(558,972)	(542,063)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$150,123	$150,123

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,
	2016	2015

REVENUE	$-	$-

OPERATING EXPENSES
Professional fees	16,909	11,162
Total Operating Expenses	16,909	11,162

Net Income(loss) from Operations	(16,909)	(11,162)

Other Income and Expense
Provision for income taxes	-	-

Income (loss) from Continued Operations	(16,909)	(11,162)

Income (loss) from Discontinued Operations	-	-

Net Income (loss)	$(16,909)	$(11,162)

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	991,770,362	991,770,362

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months End June 30,
	2015	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,909)	$(11,162)
Changes in operating activities:
Accounts payable and accrued liabilities	1,500	-
Net cash used in continued operations	(15,409)	(11,162)
Net cash used in discontinued operations	-	-
Net cash used in operating activities	(15,409)	(11,162)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related parties	15,409	11,510
Net Cash Provided by Financing Activities	15,409	11,510
Net increase (decrease) in cash and cash equivalents	-	348
Cash and cash equivalents, beginning of period	122	74
Cash and cash equivalents, end of period	$122	$422

YINFU GOLD CORPORATION

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

June 30, 2016

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

Principles of Consolidation

For June 30, 2016, the consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Element Resources International Limited ("Element Resources") incorporated in Hong Kong and CEI. All significant intercompany balances and transactions have been eliminated in consolidation. Prior to January 28, 2015, the financial statements presented are those of CEI.

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

Foreign Currency Translation and Re-measurement

In accordance with ASC 830, "Foreign Currency Matters", the Company's foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as other comprehensive income (loss) in stockholders' equity. Revenue and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred. The Company did not have any significant foreign currency translations for the three months ended June 30, 2016 and 2015.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2016. The carrying values of our financial instruments, including, cash and cash equivalents; accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740,"Income Taxes." Under the asset and liability method of ASC 740, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at June 30, 2016 and March 31, 2016.

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

The following table sets forth the computation of basic earnings (loss) per share, for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015
Net income (loss)	$(16,909)	$(11,162)

Weighted average common shares outstanding (basic and diluted)	991,770,362	991,770,362

Net income (loss) per common share, basic and diluted	$(0.00)	$(0.00)

Commitments and Contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, as well as other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of June 30, 2016 and March 31, 2016.

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

NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

The Company has authorized capital of 3,000,000,000 common shares. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the Company is sought.

As of June 30, 2016 and March 31 2016, the Company has 991,770,362 shares of common stock issued and outstanding.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2016, Mr. Jiang Libin, the President and a director of the Company, has advanced the Company $15,409 for operating expenses. During the three months ended June 30, 2015, Mr. Jiang Libin has advanced the Company $11,510 for operating expenses. These advances have been formalized by non-interest bearing demand notes.

As of June 30, 2016, the Company owed $487,358 and $141,581 to Mr. Tsap Wai Ping, the former President of the Company (the "Former President", resigned on October 31, 2014) and Mr. Jiang Libin respectively.

As of March 31, 2016, the Company owed $487,358 and $126,172 to the Former President and Mr. Jiang Libin respectively.

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

The following presents the financial information of the discontinued subsidiary of the Company, Element Resources International Limited.

	As of	As of
	June 30, 2016	March 31, 2016
Current Assets
Cash and cash equivalents	$-	$-
Deposit paid	139,681	139,681
Other receivables, net	10,320	10,320
Total current assets	150,001	150,001
TOTAL ASSETS	$150,001	$150,001

Current Liabilities
Accounts payable and accrued liabilities	$-	$-
Note payable - related party	-	-
Total current liabilities	-	-
TOTAL LIABILITIES	$-	$-

Stockholders' Equity (Deficit)
Common stock, par value HK$1, 100,000 shares issued	12,903	12,903
Retained earnings	137,098	137,098
Total Stockholders' Equity (Deficit)	150,001	150,001
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	150,001	150,001

For the Three Months Ended
June 30,
	2016	2015

REVENUE	$-	$-
General and administrative	-	-
Other expenses	-	-
Net income (loss)	$-	$-

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

We have generated no revenues and have incurred $127,709 in expenses through June 30, 2016.

The following table provides selected financial data about our company as of June 30, 2016 and March 31, 2016.

	June 30, 2016	March 31, 2016
Cash	$122	$122
Total Assets	$150,123	$150,123
Total Liabilities	$709,095	$692,186
Stockholders' Equity (Deficit)	$(558,972)	$(542,063)

As of June 30, 2016 and March 31, 2016, the Company's cash balance was $122.Our total assets as of June 30, 2016 and March 31, 2016, were $150,123.

As of June 30, 2016, the Company had total liabilities of $709,095 compared with total liabilities of $692,186 as of March 31, 2016. The increase in total liabilities was primarily attributed to an increase in related party debts owed to the President of the Company.

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Revenue	$-	$-
Operating Expenses
General and administrative	-	-
Professional fees	16,909	11,162

Total Operating Expenses	16,909	11,162

Income (Loss) from Operation	$(16,909)	$(11,162)

Revenues

The Company has generated no revenues during the three months ended June 30, 2016 and 2015.

Operating expenses

For the three months ended June 30, 2016, total operating expenses were $16,909, which consisted solely of professional fees. For the three months ended June 30, 2015, total operating expenses were $11,162, which consisted solely of professional fees. The increase in professional fees was primarily due to the cost of complying with the SEC reporting requirements for the three months ended June 30, 2016.

Liquidity and Capital Resources

Working Capital

	As of June 30, 2016	As of March 31, 2016
Current Assets	$150,123	$150,123
Current Liabilities	$709,095	$692,186
Working Capital Deficiency	$(558,972)	$(542,063)

As of June 30, 2016, the Company had a working capital deficiency of $558,972 compared with working capital deficiency of $542,063 as of March 31, 2016. The increase in working capital deficiency was primarily attributed to the increase in current liabilities due to an increase in notes payable to the President of the Company.

Cash Flows	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Cash Flows Used in Operating Activities	$(15,409)	$(11,162)
Cash Flows Provided by Investing Activities	$-	$-
Cash Flows Provided by Financing Activities	$15,409	$11,510
Net Increase (decrease) in Cash During Period	$-	$348

Cash Flows Used in Operating Activities

During the three months ended June 30, 2016, the Company had $15,409 in cash used in operating activities, which was attributed from loss from operations of $16,909 and increase in accounts payable and accrued liabilities of $1,500. During the three months ended June 30, 2015, the Company had $11,162 in cash used in operating activities, which consists solely of loss from operations.

Cash Flows Provided by Investing Activities

During the three months ended June 30, 2016 and 2015, the Company used no cash in investing activities.

Cash Flows Provided by Financing Activities

During the three months ended June 30, 2016, the President has advanced the Company $15,409 for operating expenses. During the three months ended June 30, 2015, the President has advanced the Company $11,510 for operating expenses.

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

Item 4. Controls and Procedures.

Management's Report on Disclosure Controls and Procedures

As of June 30, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with their review of our financial statements as of June 30, 2016.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2016, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No stock was sold during the quarter ended June 30, 2016.

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

