Form 10-Q
period 2016-09-30
Yinfu Gold Corp.
filed 2016-10-14
CIK 1438461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

(86)755-8316-0998 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filed,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October13, 2016, the Company had 991,770,362 shares of common stock outstanding.

YINFU GOLD CORPORATION

Quarterly Report on Form 10-Q

For thePeriod Ended September 30, 2016

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the period ended September 30, 2016 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

	SEPTEMBER 30, 2016	MARCH 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,495	$122
Current assets from discontinued operations	150,001	150,001
Total current assets	152,496	150,123

TOTAL ASSETS	$152,496	$150,123

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$80,951	$78,656
Note payable - related party	657,948	613,530
Total current liabilities	738,899	692,186
TOTAL LIABILITIES	738,899	692,186

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 3,000,000,000 shares authorized; par value $0.001, 991,770,362 shares issued and outstanding	991,770	991,770
Capital deficiency	(1,421,020)	(1,421,020)
Subscription receivable	(2,013)	(2,013)
Accumulated deficit	(155,140)	(110,800)
Total Stockholders' Equity (Deficit)	(586,403)	(542,063)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$152,496	$150,123

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	-	-	-	-
Professional fees	27,431	10,487	44,340	21,649
Total Operating Expenses	27,431	10,487	44,340	21,649

Net Income (loss) from Operations	(27,431)	(10,487)	(44,340)	(21,649)

Other Income and Expense
Provision for income taxes	-	-	-	-

Income (loss) from Continued Operations	(27,431)	(10,487)	(44,340)	(21,649)

Income (loss) from Discontinued Operations	-	-	-	-

Net Income (loss)	$(27,431)	$(10,487)	$(44,340)	$(21,649)

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	991,770,362	991,770,362	991,770,362	991,770,362

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months End September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(44,340)	$(21,649)
Changes in operating activities:
Accounts payable and accrued liabilities	2,295	-
Net cash used in continued operations	(42,045)	(21,649)
Net cash used in discontinued operations	-	-
Net cash used in operating activities	(42,045)	(21,649)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related parties	44,418	21,915
Net Cash Provided by Financing Activities	44,418	21,915
Net increase (decrease) in cash and cash equivalents	2,373	266
Cash and cash equivalents, beginning of period	122	74
Cash and cash equivalents, end of period	$2,495	$340

YINFU GOLD CORPORATION

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

September 30, 2016

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Yinfu Gold Corporation (the “Company”) is a Wyoming corporation incorporated on September 1, 2005 under the name Ace Lock and Security, Inc. with an established a fiscal year end of March 31. On March 5, 2007, we filed a Certificate of Amendment with the Wyoming Secretary of State to change our name to Element92 Resources Corp. and increased our authorized capital to 1,000,000,000 common shares. On August 16, 2010 the Company filed an amendment with the State of Wyoming changing its name from Element92 Resources Corp. to Yinfu Gold Corporation and on November 18, 2010, the Company received a notification from the Financial Industry Regulatory Authority (“FINRA”) that the Company’s change of name to Yinfu Gold Corporation was posted as effective with FINRA. The Company was established as an exploration stage company engaged in the search for commercially viable minerals.

We no longer pursue opportunities related to the exploration of minerals. Our name change to Yinfu Gold Corporation, as filed with the State of Wyoming on November 18, 2010, signified that we have commenced working toward a major change in our business plan and business model.

Effective November 20, 2014, the Company executed a Sale and Purchase Agreement (the “Agreement”) to acquire 100% of the shares and assets of China Enterprise Overseas Investment & Finance Group Limited (“CEI”), a British Virgin Islands corporation. Pursuant to the Agreement, the Company has agreed to issue 800 million restricted common shares of the Company to the owners of CEI.

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

Principles of Consolidation

For September 30, 2016, the consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Element Resources International Limited (“Element Resources”) incorporated in Hong Kong and CEI. All significant intercompany balances and transactions have been eliminated in consolidation. Prior to January 28, 2015, the financial statements presented are those of CEI.

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

Discontinued Operations

The Company follows ASC 205-20, “Discontinued Operations,” to report for disposed or discontinued operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

Foreign Currency Translation and Re-measurement

In accordance with ASC 830, “Foreign Currency Matters”, the Company's foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as other comprehensive income (loss) in stockholders' equity. Revenue and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred. The Company did not have any significant foreign currency translations for the six months ended September 30, 2016 and 2015.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents as well as related party payables that it will likely incur in the near future. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposure is limited.

Financial Instruments

The Company follows ASC 820, “Fair Value Measurements and Disclosures,” which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016. The carrying values of our financial instruments, including, cash and cash equivalents; accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

Business Combinations

In accordance with ASC 805-10, “Business Combinations”, the Company accounts for all business combinations using the acquisition method of accounting. Under this method, assets and liabilities, including any remaining noncontrolling interests, are recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed, and noncontrolling interests is recognized as goodwill. Certain adjustments to the assessed fair values of the assets, liabilities, or noncontrolling interests made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded in income. Any cost or equity method interest that the Company holds in the acquired company prior to the acquisition is re-measured to fair value at acquisition with a resulting gain or loss recognized in income for the difference between fair value and the existing book value. Results of operations of the acquired entity are included in the Company’s results from the date of the acquisition onward and include amortization expense arising from acquired tangible and intangible assets.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at September 30, 2016 and March 31, 2016.

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic earnings (loss) per share, for the six months ended September 30, 2016 and 2015:

	Six Months Ended September 30,
	2016	2015

Net income (loss)	$(44,340)	$(21,649)

Weighted average common shares outstanding (basic and diluted)	991,770,362	991,770,362

Net income (loss) per common share, basic and diluted	$(0.00)	$(0.00)

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, as well as other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of September 30, 2016 and March 31, 2016.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. See note 5.

Revenue Recognition

The Company will recognize revenue from the sale of products and services in accordance with ASC 605, “Revenue Recognition.”However, the Company will recognize revenue only when all of the following criteria have been met:

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

NOTE 4–STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company has authorized capital of 3,000,000,000 common shares. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the Company is sought.

As of September 30, 2016 and March 31, 2016, the Company has 991,770,362 shares of common stock issued and outstanding.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2016, Mr. Jiang Libin, the President and a director of the Company, has advanced the Company $44,418 for operating expenses. These advances have been formalized by non-interest bearing demand notes.

During the six months ended September 30, 2015, Mr. Jiang Libin has advanced the Company $21,915 for operating expenses. These advances have been formalized by non-interest bearing demand notes.

As of September 30, 2016, the Company owed $487,358 and $170,590 to Mr. Tsap Wai Ping, the former President of the Company (the "Former President", resigned on October 31, 2014) and Mr. Jiang Libin respectively.

As of March 31, 2016, the Company owed $487,358 and $126,172 to the Former President and Mr. Jiang Libin respectively.

NOTE 6–DISCONTINUED OPERATIONS

The Company originally intended to be involved in the exploration of minerals in the People’s Republic of China (the “PRC”). Based on management’s analysis of the current operations, expected growth, and opportunities in the sector, during the year ended March 31, 2015, the Company has determined to discontinue operations related to the Company’s subsidiary Element Resources International Limited, based in Hong Kong.

The following presents the financial information of the discontinued subsidiary of the Company, Element Resources International Limited.

	As of	As of
	September 30, 2016	March 31, 2016
Current Assets
Cash and cash equivalents	$-	$-
Deposit paid	139,681	139,681
Other receivables, net	10,320	10,320
Total current assets	150,001	150,001
TOTAL ASSETS	$150,001	$150,001

Current Liabilities
Accounts payable and accrued liabilities	$-	$-
Note payable - related party	-	-
Total current liabilities	-	-
TOTAL LIABILITIES	$-	$-

Stockholders’ Equity (Deficit)
Common stock, par value HK$1, 100,000 shares issued	12,903	12,903
Retained earnings	137,098	137,098
Total Stockholders’ Equity (Deficit)	150,001	150,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	150,001	150,001

For the Six Months Ended
September 30,
	2016	2015

REVENUE	$-	$-
General and administrative	-	-
Other expenses	-	-
Net income (loss)	$-	$-

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects”, “anticipates”, “intends”, “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". You should carefully review other documents we file from time to time with the Securities and Exchange Commission ("SEC"). You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Overview

Yinfu Gold Corporation (the “Company”) is a Wyoming corporation incorporated on September 1, 2005, under the name Ace Lock & Security, Inc. Our name was changed to Yinfu Gold Corporation as of November 18, 2010. We are working to establish and build a peer-to-peer (“P2P”) online lending service platform.

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

Results of Operations

The following results of operations reflect the historical financial statements prior to the acquisition of China Enterprise Overseas Investment & Finance Group Limited (“CEI”) and have been prepared to give retroactive effect to the reverse acquisition completed on January 28, 2015, and represent the operations of CEI only. The consolidated financial statements after the acquisition date, January 28, 2015 include the balance sheets of both companies at historical cost, the historical results of CEI and the results of the Company from the acquisition date.

We have generated no revenues and have incurred $155,140 in expenses through September 30, 2016.

The following table provides selected financial data about our company as of September 30, 2016 and March 31, 2016.

	September 30, 2016	March 31, 2016
Cash	$2,495	$122
Total Assets	$152,496	$150,123
Total Liabilities	$738,899	$692,186
Stockholders’ Equity (Deficit)	$(586,403)	$(542,063)

As of September 30, 2016, the Company’s cash balance was $2,495 compared to $122 as of March 31, 2016, and our total assets as of September 30, 2016, were $152,496 compared with $150,123 as of March 31, 2016.

As of September 30, 2016, the Company had total liabilities of $738,899 compared with total liabilities of $692,186 as of March 31, 2016. The increase in total liabilities was primarily attributed to an increase in related party debts owed to the President of the Company.

	Six Months Ended September 30, 2016	Six Months Ended September 30, 2015
Revenue	$-	$-
Operating Expenses
General and administrative	-	-
Professional fees	44,340	21,649

Total Operating Expenses	44,340	21,649

Income (Loss) from Operation	$(44,340)	$(21,649)

Revenues

The Company has generated no revenues during the six months ended September 30, 2016 and 2015.

Operating expenses

For the six months ended September 30, 2016, total operating expenses were $44,340, which consisted solely of professional fees. For the six months ended September 30, 2015, total operating expenses were $21,649, which consisted solely of professional fees. The increase in professional fees was primarily due to the cost of complying with the SEC reporting requirements for the six months ended September 30, 2016.

Liquidity and Capital Resources

Working Capital

	As of September 30, 2016	As of March 31, 2016
Current Assets	$152,496	$150,123
Current Liabilities	$738,899	$692,186
Working Capital Deficiency	$(586,403)	$(542,063)

As of September 30, 2016, the Company had a working capital deficiency of $586,403 compared with working capital deficiency of $542,063 as of March 31, 2016. The increase in working capital deficiency was primarily attributed to the increase in current liabilities due to an increase in notes payable to the President of the Company.

Cash Flows

	Six Months Ended September 30, 2016	Six Months Ended September 30, 2015
Cash Flows Used in Operating Activities	$(42,045)	$(21,649)
Cash Flows Provided by Investing Activities	$-	$-
Cash Flows Provided by Financing Activities	$44,418	$21,915
Net Increase (decrease) in Cash During Period	$2,373	$266

Cash Flows Used in Operating Activities

During the six months ended September 30, 2016, the Company had $42,045 in cash used in operating activities, which was attributed from loss from operations of $44,340 and increase in accounts payable and accrued liabilities of $2,295. During the six months ended September 30, 2015, the Company had $21,649 in cash used in operating activities, which consists solely of loss from operations.

Cash Flows Provided by Investing Activities

During the six months ended September 30, 2016 and 2015, the Company used no cash in investing activities.

Cash Flows Provided by Financing Activities

During the six months ended September 30, 2016, the President has advanced the Company $44,418 for operating expenses. During the six months ended September 30, 2015, the President has advanced the Company $21,915 for operating expenses.

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

Item 4. Controls and Procedures.

Management's Report on Disclosure Controls and Procedures

As of September 30, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with their review of our financial statements as of September 30, 2016.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2016, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No stock was sold during the quarter ended September 30, 2016.

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

Yinfu Gold Corporation
(Registrant)

Dated: October 14, 2016	/s/ Jiang Libin
Jiang Libin
Chief Executive Officer

