Form 10-K
period 2017-03-31
Yinfu Gold Corp.
filed 2017-05-30
CIK 1438461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2017

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 29, 2017, the Company had 9,917,592 shares of common stock outstanding.

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

All references in this Form 10-K to the "Company", "Yinfu", "we", "us" or "our" are to Yinfu Gold Corporation.

Item 1. Business

Corporate Overview

Yinfu Gold Corporation (the “Company”) is a Wyoming corporation incorporated on September 1, 2005, as a for-profit company, and has a fiscal year end of March 31. The Company’s business office is located at Suite 2408, Dongfang Science and Technology Mansion, Nanshan District, Shenzhen, China 518000. The telephone number is (86)755-8316-0998.

The Company has limited cash on hand. We have sustained losses for year ended March 31, 2017 and has relied solely upon the funding obtained from management and significant stockholders.

Name Change

On March 5, 2007, we filed a Certificate of Amendment with the Wyoming Secretary of State to change our name to Element92 Resources Corp. On November 18, 2010, the Company received a notification from the Financial Industry Regulatory Authority (“FINRA”) that subsequent to an amendment filed with the State of Wyoming on August 16, 2010 the Company’s change of name from Element92 Resources Corp. to Yinfu Gold Corporation was posted as effective with FINRA.

Change in Authorized Capital

On December 8, 2014, the Company increased the authorized capital from 1,000,000,000 common shares to 3,000,000,000 common shares.

Reverse Split

The record date for the determination of stockholders entitled to consent to the 1 for 100 Reverse Split was October 17, 2016 (the “Record Date”). As of that date, we had 991,770,362 issued and outstanding shares of common stock, par value $0.001. Each share of our common stock entitles the holder thereof to one vote on each matter that may come before a meeting or vote of our stockholders.

The Reverse Split was approved by the holders of a majority of our stock entitled to vote on the Record Date. The vote required to approve the Reverse Split was 50% of the shares entitled to vote plus one vote, a simple majority. The actual affirmative vote was 58.84% of the issued shares.

On November 9, 2016, we filed a Schedule 14C with Securities and Exchange Commission. On February 16, 2017, the Company received a notification from the Financial Industry Regulatory Authority (“FINRA”) that our application for Reverse Split was approved by FINRA and the market effective date was February 17, 2017. The post-split total shares outstanding is 9,917,592 shares with the fractional shares rounded down to the next whole share.

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

Effective November 20, 2014, the Company executed a Sale and Purchase Agreement (the “Agreement”) to acquire 100% of the shares and assets of China Enterprise Overseas Investment & Finance Group Limited (“CEI”). Pursuant to the agreement, the Company has agreed to issue 800 million restricted common shares of the Company to the owners of CEI.

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

On February 6, 2015, the Company signed a Sale and Purchase Agreement to acquire 100% of the shares and assets of Eternal Fairy International Ltd., (“EFI”), a British Virgin Islands corporation. Pursuant to the Agreement, the Company agreed to issue 1,200,000,000 (1.2 billion) restricted common shares of the Company to the shareholders of EFI. EFI which in turn owns Dongguan YouDai Financial Information Services Co., Ltd (“DYD”), a company incorporated in the People’s Republic of China (the “PRC”). DYD is a company that focuses on peer-to-peer (“P2P”) lending services. DYD provides a platform that matches lenders directly with the borrowers and charges a commission fee. Through our P2P platform, lenders can earn higher returns compared to savings and investment products offered by banks, where borrowers can borrow money at lower interest rates.

Effective September 22, 2015, the Company executed a Deed of Termination and Mutual Release (the “Termination”) between the Company and EFI. The Termination cancels the Sale and Purchase Agreement to acquire 100% of the shares and assets of EFI, as reported via a Form 8-K dated February 6, 2015.

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

Our president and directors continue to provide their labor at no charge. When we are able to do so, we plan to hire up to 20 staff members during the next 12 months of operation, and will also rely on the services of independent professionals for the auditing, evaluation and legal requirements for our listing business.

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

Employees

We currently have fifteen employees, including our president and directors who serve without remuneration. To the best of our knowledge, we are in compliance with local prevailing wage regulations. None of our employees is represented by any collective bargaining agreement, and our relationship with our employees is good.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not traded on any exchange but is currently available for trading in the over-the-counter market and is quoted on the Over the Counter Bulletin Board ("OTCBB") and on the OTCQB operated by the OTC Markets Group, Inc. under the symbol "ELRE." Our stock was approved for quotation on the OTCBB in 2007. Trading in stocks quoted on these markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company's operations or business prospects.

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

Trades in our common stock may be subject to Rule 15g-9 of the Securities Exchange Act of 1934, as amended, which imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, broker/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction before the sale.

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

The following table sets forth the quarterly high and low bid prices for the common stock from March 31, 2015 to March 31, 2017. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	High	Low
Quarter ended March 31, 2015*	$200.0	15.0
Quarter ended June 30, 2015*	$125.0	55.0
Quarter ended September 30, 2015*	$89.0	26.0
Quarter ended December 31, 2015*	$70.0	25.0
Quarter ended March 31, 2016*	$31.1	2.0
Quarter ended June 30, 2016*	$2.0	1.1
Quarter ended September 30, 2016*	$52.5	6.0
Quarter ended December 31, 2016*	$17.0	4.0
Quarter ended March 31, 2017*	$10.0	3.5

__________

*: Common stock retroactively adjusted for 1 for 100 reverse stock split, effective February 17, 2017

Holders

As of May 29, 2017, there were 1287 stockholders of record, and an aggregate of 9,917,592 shares of our common stock were issued and outstanding.

The transfer agent of our company’s common stock is Transfer Online, Inc. at SE 512 Salmon Street, Portland OR 97214.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities, which were not registered under the Securities Act during the year ended March 31, 2017, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended March 31, 2017.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended March 31, 2017.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Yinfu Gold Corporation (the “Company”) is a Wyoming corporation incorporated on September 1, 2005, under the name Ace Lock & Security, Inc. Our name was changed to Yinfu Gold Corporation as of November 18, 2010. We are working to establish and build the Dahua Online Shopping Mall (http://www.dahuacheng.com), an online shopping service.

We have had limited operations and based upon our reliance on the sale of our common stock and the advances from our president, there are no assurances of any future source of funds for our operations.

Plan of Operation

We devote substantial efforts to establishing anonline shopping platform. However, our planned principal operations have not yet commenced.

Effective November 20, 2014, the Company acquired 100% of the shares and assets of China Enterprise Overseas Investment & Finance Group Limited (“CEI”). CEI owns the Dahua Online Shopping Mall (http://www.dahuacheng.com). The Dahua Online Shopping Mall is an online shopping platform in the China market with two mainstream e-commerce models: business to business (B2B) and business to consumer (B2C). There are over 3,000 suppliers in China, which provide an online listing of millions of commodities. The real-time payment system of Dahua is convenient, safe and fast. The Dahua Online Shopping Mall has registered 31 million members as of November 17, 2014.

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

Results of Operations

We have generated no revenues and have incurred $201,778 in expenses through March 31, 2017.

The following table provides selected financial data about our company as of March 31, 2017 and 2016.

	As of March 31, 2017	As of March 31, 2016
Cash	$2,452	$122
Total Assets	$152,453	$150,123
Total Liabilities	$785,505	$692,186
Stockholders’ Equity (Deficit)	$(633,052)	$(542,063)

As of March 31, 2017, the Company’s cash balance was $2,452 compared to $122 as of March 31, 2016, and our total assets as of March 31, 2017, were $152,453 compared with $150,123 as of March 31, 2016.

As of March 31, 2017, the Company had total liabilities of $785,505 compared with total liabilities of $692,186 as of March 31, 2016. The increase in total liabilities was primarily attributed to an increase in related party debt owed to the President of the Company, and to an increase in accounts payable and accrued liabilities.

	Year Ended March 31, 2017	Year Ended March 31, 2016
Revenue	$-	$-
Operating Expenses
Professional fees	90,978	62,367

Total Operating Expenses	90,978	62,367

Loss from Operations	$(90,978)	$(62,367)

Revenues

The Company has generated no operating revenues during the years ended March 31, 2017 and 2016.

Operating expenses

For the year ended March 31, 2017, total operating expenses were $90,978 which consisted solely of professional fees. For the year ended March 31, 2016 total operating expenses were $62,367 which consisted solely of professional fees. The increase in professional fees was primarily due to the cost of complying with the SEC reporting requirements during the year ended March 31, 2017.

Liquidity and Capital Resources

Working Capital

	As of March 31, 2017	As of March 31, 2016
Current Assets	$152,453	$150,123
Current Liabilities	$785,505	$692,186
Working Capital Deficiency	$(633,052)	$(542,063)

As of March 31, 2017, the Company had a working capital deficiency of $633,052 compared with working capital of $542,063 as of March 31, 2016. The increase in working capital deficiency was primarily attributed to the increase in current liabilities due to an increase in notes payable to the President of the Company.

Cash Flows

	Year Ended March 31, 2017	Year Ended March 31, 2016
Cash Flows Used in Operating Activities	$(82,122)	$(62,367)
Cash Flows from Investing Activities	$-	$-
Cash Flows from Financing Activities	$84,452	$62,415
Net Increase in Cash During the Year	$2,330	$48

Cash Flows Used in Operating Activities

During the year ended March 31, 2017, the Company had $82,122 in cash used in operating activities which was mainly attributed to loss from operations of $90,978 partially offset by increase in accounts payable and accrued liabilities of $8,856, compared to cash used in operating activities of $62,367 during the year ended March 31, 2016. The increase in cash used for operating activities was primarily attributed to professional fees related to regulatory and reporting requirements.

Cash Flows from Investing Activities

During the years ended March 31, 2017 and 2016, the Company used no cash in investing activities.

Cash Flows from Financing Activities

During the years ended March 31, 2017 and 2016, the President advanced the Company $84,463 and $62,415 respectively for operating expenses.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Yinfu Gold Corporation

(Incorporated in the State of Wyoming, United States of America)

We have audited the accompanying consolidated balance sheets of Yinfu Gold Corporation and its subsidiary (the “Company”) as of March 31, 2017 and March 31, 2016, and the consolidated statements of operations, the consolidated statements of stockholders’ equity, and the consolidated statements of cash flows for the years ended March 31, 2017 and March 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit from its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yinfu Gold Corporation and its subsidiary as of March 31, 2017 and March 31, 2016, and the results of their operations and their cash flows for each of the years ended March 31, 2017 and March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $201,778 as of March 31, 2017, and a net loss of $90,978 and net cash used in operations of $82,122 for the year ended March 31, 2017. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Anthony Kam & Associates Limited

Anthony Kam & Associates Limited

Certified Public Accountants

May 29, 2017

Hong Kong, China

YINFU GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$2,452	$122
Current assets from discontinued operations	150,001	150,001
Total current assets	152,453	150,123
TOTAL ASSETS	$152,453	$150,123

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$87,512	$78,656
Note payable - related party	697,993	613,530
Total current liabilities	785,505	692,186
TOTAL LIABILITIES	785,505	692,186

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 3,000,000,000 shares authorized; par value $0.001,9,917,592 and 9,917,703 shares issued, respectively*	9,918	9,918
Capital deficiency	(439,179)	(439,168)
Subscription receivable	(2,013)	(2,013)
Accumulated deficit	(201,778)	(110,800)
Total Stockholders' Equity (Deficit)	(633,052)	(542,063)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$152,453	$150,123

*: Common stock retroactively adjusted for 1 for 100 reverse stock split, effective February 17, 2017

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended March 31,
	2017	2016

REVENUE	$-	$-

OPERATING EXPENSES
Professional fees	90,978	62,367
Total Operating Expenses	90,978	62,367

Net loss from operations	(90,978)	(62,367)

Other Income and Expense
Provision for income taxes	-	-

Net Income (Loss)	$(90,978)	$(62,367)

Basic and diluted income (loss) per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted*	9,917,689	9,917,703

*: Common stock retroactively adjusted for 1 for 100 reverse stock split, effective February 17, 2017

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock**
	Number	Par	Capital	Subscription	Accumulated
	Of shares	Value	Deficiency	Receivable	deficit	Total
Balance as of March 31, 2015	21,917,703	$21,918	$(451,168)	$(2,013)	$(48,433)	$(479,696)
Cancellation of shares issued for acquisition of EFI*, on September 22, 2015	(12,000,000)	(12,000)	12,000	-	-	-
Net income (loss)	-	-	-	-	(62,367)	(62,367)
Balance as of March 31, 2016	9,917,703	$9,918	$(439,168)	$(2,013)	$(110,800)	$(542,063)
Cancellation of shares upon rounding for reverse stock split	(111)	-	(11)	-	-	(11)
Net Income (loss)	-	-	-	-	(90,978)	(90,978)
Balance as of March 31, 2017	9,917,592***	$9,918	$(439,179)	$(2,013)	$(201,778)	$(633,052)

__________

*: “EFI” stands for Eternal Fairy International Ltd., a British Virgin Islands corporation. This abbreviation applies to the consolidated financial statements and the notes to the consolidated financial statements.

**: Common stock retroactively adjusted for 1 for 100 reverse stock split, effective February 17, 2017

***: With the fractional shares rounded down to the next whole share.

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(90,978)	$(62,367)
Changes in operating activities:
Accounts payable and accrued liabilities	8,856
Net cash used in continued operations	(82,122)	(62,367)
Net cash used in discontinued operations	-	-
Net cash used in operating activities	(82,122)	(62,367)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loss of par value due to reverse stock split	(11)	-
Proceeds from note payable - related parties	84,463	62,415
Net Cash Provided by Financing Activities	84,452	62,415
Net increase in cash and cash equivalents	2,330	48
Cash and cash equivalents, beginning of year	122	74
Cash and cash equivalents, end of year	$2,452	$122

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION

Notes to the Consolidated Financial Statements

March 31, 2017 and 2016

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Principles of Consolidation

For March 31, 2017, the consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Element Resources International Limited (“Element Resources”) incorporated in Hong Kong and CEI. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Foreign Currency Translation and Re-measurement

In accordance with ASC 830, “Foreign Currency Matters”, the Company's foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as other comprehensive income (loss) in stockholders' equity. Revenue and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred. The Company did not have any significant foreign currency translations for the years ended March 31, 2017 and 2016.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2017. The carrying values of our financial instruments, including, cash and cash equivalents; accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at March 31, 2017 and 2016.

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

The following table sets forth the computation of basic earnings per share, for the years ended March 31, 2017 and 2016:

	Year Ended March 31,
	2017	2016
Net income (loss)	$(90,978)	$(62,367)

Weighted average number of common shares outstanding - basic and diluted*	9,917,689	9,917,703

Net income (loss) per common share - basic and diluted	$(0.01)	$(0.01)

_____

*: Common stock retroactively adjusted for 1 for 100 reverse stock split, effective February 17, 2017

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of March 31, 2017 and 2016.

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred. No advertising costs were incurred for the years ended March 31, 2017 and 2016.

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

Recent Accounting Pronouncements

In January 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Effective for public business entities that are a SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company is currently evaluating the potential impact that the adoption of this ASU may have on its financial statements.

In December 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The amendments affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liability, Advertising Costs, Fixed Odds Wagering Contracts in the Casino Industry, and Costs Capitalized for Advisors to Private Funds and Public Funds. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for FASB Accounting Standards Codification Topic 606. Public entities should apply Topic 606 (and related amendments) for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently evaluating the potential impact that the adoption of this ASU may have on its financial statements.

Management has considered all other recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 – GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. As of March 31, 2017, the Company had an accumulated deficit of $201,778 and net loss of $90,978 and net cash used in operations of $82,122 for the year ended March 31, 2017. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

On November 9, 2016, we filed a Schedule 14C with Securities and Exchange Commission for the 1 for 100 Reverse Stock Split. On February 16, 2017, the Company received a notification from the Financial Industry Regulatory Authority (“FINRA”) that our application for Reverse Stock Split was approved by FIRNA and the market effective date was February 17, 2017. The post-split total shares outstanding is 9,917,592 shares with the fractional shares rounded down to the next whole share.

As of March 31, 2017, the Company has 9,917,592 shares of common stock issued and outstanding. As of March 31, 2016, the Company has 9,917,703 shares of common stock issued.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended March 31, 2017, Mr. Jiang Libin, the President and a director of the Company, had advanced the Company $84,463 for operating expenses. These advances have been formalized by non-interest bearing demand notes.

During the year ended March 31, 2016, Mr. Jiang Libin had advanced the Company $62,415 for operating expenses. These advances have been formalized by non-interest bearing demand notes.

As of March 31, 2017, the Company owed $487,358 and $210,635 to Mr. Tsap Wai Ping, the former President of the Company (the “Former President”) and Mr. Jiang Libin respectively.

As of March 31, 2016, the Company owed $487,358 and $126,172 to the Former President and Mr. Jiang Libin respectively.

During the year ended March 31, 2017, no shares were issued to related parties and no reverse acquisition occurred.

NOTE 6 – DISCONTINUED OPERATIONS

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

The following presents the financial information of the discontinued subsidiary of the Company, Element Resources International Limited.

	As of	As of
	March 31, 2017	March 31, 2016
Current Assets
Cash and cash equivalents	$-	$-
Deposit paid	139,681	139,681
Other receivables, net	10,320	10,320
Total current assets	150,001	150,001
TOTAL ASSETS	$150,001	$150,001

Current Liabilities
Accounts payable and accrued liabilities	$-	$-
Note payable - related party	-	-
Total current liabilities	-	-
TOTAL LIABILITIES	$-	$-

Stockholders’ Equity (Deficit)
Common stock, par value HK$1, 100,000 shares issued	$12,903	$12,903
Retained earnings	137,098	137,098
Total Stockholders’ Equity (Deficit)	150,001	150,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$150,001	$150,001

For the Year Ended
March 31,
	2017	2016

REVENUE	$-	$-
General and administrative	-	-
Other expenses	-	-
Net income (loss)	$-	$-

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the 2017 fiscal years.

On May 25, 2012, the Company accepted the resignation of Parker Randall CF (H.K.) CPA Limited, Chartered Accountants (“Parker Randall”). The report issued by Parker Randal dated August 10, 2011 relating to its audit of our balance sheet as of March 31, 2011 and the related statement of operations, stockholder’s deficit and cash flows for the year ending March 31, 2011 with an unqualified opinion.

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

Effective July 1, 2016, the Board of Directors of Yinfu Gold Corporation, dismissed MaloneBailey LLP (“MaloneBailey”) as the Company’s auditor. During the period from July 19, 2012 to July 1, 2016 MaloneBailey did not tender any reports or audit opinions on the Company’s financial statements nor did Malone Bailey render an adverse opinion or disclaimer of opinion.

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

Effective on July 1, 2016 and with the approval of our Board of Directors, we have engaged Anthony Kam & Associates, Ltd (“AKAM”) of Hong Kong, as our new registered independent public accountant. During the year ended March 31, 2017, the Company did not consult with AKAM regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by AKAM, in either case where written or oral advice provided by AKAM would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”)/Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our CEO/CFO of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this evaluation and the existence of the material weaknesses discussed below in “Management’s Report on Internal Control over Financial Reporting,” our management, including our CEO/CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Report.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2017 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2017 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of March 31, 2017.

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

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting due to permanent exemptions for smaller reporting companies.

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

 Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended March 31, 2017, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Liu Jun	President and Director	42	November 12, 2014 (Resigned June 10, 2015)

Li Qiu Yu	President and Director	38	June 10, 2015 (Resigned December 12, 2015)

Jiang Libin	President, Secretary and Director	55	December 12, 2015

Zhang Hong	Director	55	December 12, 2015

Chen Qiang	Chief Administration Officer	47	December 12, 2015 (Resigned April 30, 2016)

Yang Jin Lin	Chief Public Relations and Media Officer	61	December 12, 2015 (Resigned May 31, 2016)

Tsang Yuk Chuen	Chief Financial Officer	43	March 1, 2016

Background of Officers and Directors

Liu Jun: President and Director

Mr. Liu Jun graduated from the Harbin Institute of Technology Department of Applied Physics with a Bachelor’s degree and is a Distinguished Member of the Chinese Academy of e-government experts. In October 2009, he won the “China Outstanding Innovative Entrepreneur” award.

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

From May 2008 to December 2009 he served as Chairman and President of Morgan Networks one of the first online shopping centers in China. In December of 2008, Morgan Networks launched a new service product: Morgan RTGS (Real Time Gross Settlement) system. It solved the problem of the delay in the settlement of payments to each business party and promoted the efficiency of cash settlement. Mr. Liu Jun served as chairman and chief executive at Morgan Network and was responsible for the company’s operations and management as well as dealing directly with foreign and institutional investors.

Beginning in December 2001, he funded and founded a startup e-commerce company called the B2B.cn Group. Within six years it had developed into a company with twelve branches and two thousand employees. In December 2007, it was acquired by the Softbank SAIF Investment Company. He was responsible for all aspects of the company’s management, organization, planning and guidance.

In December 2000, he was appointed as head of marketing at Alibaba Group. Alibaba was founded in 2000 and soon began to open branches around China. As market head, Liu Jun opened Alibaba’s first branch offices in Southern China. He served in that position until December 2001.

In February 2000, Liu Jun was appointed as the vice president of the Zhong Hua Unit Network, an information company providing various types of supply and demand information for Chinese enterprises. Three months later in May 2000, he was promoted to President. He was responsible for the overall management of the company’s operations, and China national markets. He served with the company until December 2000.

From January 1999 to February 2000, he was the project manager and assistant to the president for the inauguration of the Dongli Group, one of China’s largest Internet companies. His function was to assist the president with daily work management and internal and external coordination and supervision of all projects.

Li Qiu Yu: President and Director

Mr. Li Qiuyu earned his Master’s degree in Executive Business Administration from Shanghai Tongji University in June 2015. He received his Bachelor’s Degree in Economics from Jiangxi University of Finance and Economics in June 2012.Since September 2013 he has served as the vice president of the Shanghai and Guangxi Chamber of Commerce.

In September 2014 became a member of the Tongji University Design Association and in March 2015 he was elected Vice president of Wenzhou Ecological Endowment Association. From August 2008 to May 2015 he served as Managing Director of Macalayking Architecture Design Co., Ltd. where he was solely responsible for the development of corporate strategy and the company’s daily affairs.

From December 2003 to August 2008 he worked for Urban Architectural Design Co., Ltd. as the China Marketing Manager. From December 2003 to June 2004 he was that company’s General Manager Assistant.

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

From May 1983 to July 1992 he was Business Chief at the Introduction Division of the Economic Office of Futian District Government, Shenzhen (a state officer), responsible for international affairs, processing raw materials on clients’ demands, assembly of parts for clients and processing according to the clients’ samples or engaging in compensation trade, foreign investment attraction, joint venture cooperation, import and export trade, customs declaration and clearance.

From September 1981 to May 1983 he was a state officer at the Urban Construction Command Department of Bao’an Township, Shenzhen with job responsibilities relating to urban planning and development, building construction, mechanical equipment, utility installation, earth and stone work engineering and transportation.

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

Chen Qiang: Chief Administration Officer

Mr. Chen Qiang is one of the pioneers in eCommerce and Internet business in China market, who co-founded China’s largest eCommerce website B2B.cn. He served as vice president of Pacrim International Capital Inc., deputy sectary general of IHFO, chief executive of Tiger & Leopard Entertainment and Morgan Online Shopping Mall. He studied business management from Suzhou University.

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our Company’s officers including our President, Chief Executive Officer and Chief Financial Officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer, who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our Company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our Company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

The Company will provide to any person, without charge and upon request, a copy of the code of ethics. Any such request must be made in writing to the Company at, Suite 2408, Dongfang Science and Technology Mansion, Nanshan District, Shenzhen, China 518000

Board and Committee Meetings

Our board of directors currently consists of two members, Jiang Libin and Zhang Hong. The Board held no formal meetings during the year ended March 31, 2017. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Wyoming General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of March 31, 2017, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Item 11. Executive Compensation.

The following tables set forth, for each of the last two completed fiscal years of the Company, the total compensation awarded to, earned by or paid to any person who was a principal executive officer during the preceding fiscal year and every other highest compensated executive officers earning more than $100,000 during the last fiscal year (together, the “Named Executive Officers”). The tables set forth below reflect the compensation of the Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Liu Jun President and Director (1)	2015/2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2016/2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Li Qiu Yu President and Director (2)	2015/2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2016/2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Jiang Libin President, Secretary and Director (3)	2015/2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2016/2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Zhang Hong Director (4)	2015/2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2016/2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Li Qiu Yu Chief Operation Officer (5)	2015/2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2016/2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Chen Qiang Chief Administration Officer (6)	2015/2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2016/2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Yang Jin Lin Chief Public Relations and Media Officer (7)	2015/2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2016/2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Tsang Yuk Chuen Chief Financial Officer (8)	2015/2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2016/2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

_________

(1)	Lin Jun held the position of President and Director from November 12, 2014 through June 10, 2015, resigned on June 10, 2015.

(2)	Li Qiu Yu held the position of President and Director from June 10, 2015 through December 12, 2015, resigned on December 12, 2015.

(3)	Jiang Libin was appointed as the President, Secretary and Director on December 12, 2015.

(4)	Zhang Hong was appointed as a Director on December 12, 2015.

(5)	Li Qiu Yu was appointed as the Chief Operation Officer on December 12, 2015, resigned on December 12, 2015.

(6)	Chen Qiang was appointed as the Chief Administration Officer on December 12, 2015, resigned on April 30, 2016.

(7)	Yang Jin Lin was appointed as the Chief Public Relations and Media Officer on December 12, 2015, resigned on May 31, 2016.

(8)	Tsang Yuk Chuen was appointed as the Chief Financial Officer on March 1, 2016.

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

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended March 31, 2017.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended March 31, 2017.

Option Exercises and Stock Vested

During the year ended March 31, 2017, there were no options exercised by our named officer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 29, 2017, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage (2) of Class

Spread Rich Development Limited Poon, Shuk Ming Maggie (Beneficial Owner) Unit B, 5/F, CKK Commercial Centre, 289 Hennessy Road, Wanchai, Hong Kong	2,812,500 (Indirect)	28.36% Common

Yang Haolong No 1075 Hubei Rd, Luohu District Shenzhen, Guangdong China	919,400 (Direct)	9.27% Common

Chen Guowei No.1 Jinjijing, Huicheng District, Huizhou City, Guangdong China	593,707 (Direct)	5.99% Common

Directors and Executive Officers as a Group (3people)	603,170	6.08% Common

_________

(1)	The persons named above may be deemed to be a “parent” and “promoter” of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct holdings in the Company.

(2)	Based on 9,917,592 shares issued and outstanding as of May 29, 2017.

Common stock retroactively adjusted for 1 for 100 reverse stock split, effective February 17, 2017, with the fractional shares rounded down to the next whole share.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Shareholder loan

Up to March 31, 2017, Mr. Jiang Libin, the President and a director of the Company, has advanced the Company $210,635 and Mr. Tsap Wai Ping, the former President of the Company who resigned on October 31, 2014, has advanced the Company $487,358 for operating expenses.

Director Independence

Our Board of Directors has determined that it does not have a member that is “independent” as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Exchange Act.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2017 and the year ended March 31, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended March 31, 2017	Year Ended March 31, 2016
Audit fees (1)	$12,500	$13,500
Audit related fees (2)	$-	$-
Tax fees (3)	$-	$-
All other fees (4)	$-	$-
Total	$12,500	$13,500

______

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under "Audit fees."

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this annual report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

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

Yinfu Gold Corporation
(Registrant)

Date: May 30, 2017	/s/ Jiang Libin
Jiang Libin
President, Secretary and Director

Date: May 30, 2017	/s/ Tsang Yuk Chuen
Tsang Yuk Chuen
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 30, 2017	/s/ Jiang Libin
Jiang Libin
President, Secretary and Director

Date: May 30, 2017	/s/ Tsang Yuk Chuen
Tsang Yuk Chuen
Chief Financial Officer

