Form 10-Q
period 2017-06-30
Yinfu Gold Corp.
filed 2017-08-17
CIK 1438461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 16, 2017, the Company had 9,917,592 shares of common stock outstanding.

YINFU GOLD CORPORATION

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2017

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the period ended June 30, 2017 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

	June 30, 2017	March 31, 2017
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$22,846	$2,452
Current assets from discontinued operations	150,001	150,001
Other receivables, net	5,233	-
Total current assets	178,080	152,453

TOTAL ASSETS	$178,080	$152,453

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$89,798	$87,512
Short-term loan	118,278	-
Note payable - related party	695,111	697,993
Total current liabilities	903,187	785,505
TOTAL LIABILITIES	903,187	785,505
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 3,000,000,000 shares authorized; par value $0.001, 9,917,592 and 9,917,703 shares issued, respectively*	9,918	9,918
Capital deficiency	(439,179)	(439,179)
Subscription receivable	(2,013)	(2,013)
Accumulated deficit	(292,828)	(201,778)
Accumulated other comprehensive loss	(1,005)	-
Total Stockholders' Equity (Deficit)	(725,107)	(633,052)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$178,080	$152,453

*: Common stock retroactively adjusted for 1 for 100 reverse stock split, effective February 17, 2017

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended June 30,
	2017	2016

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	67,690	-
Professional fees	23,360	16,909
Total Operating Expenses	91,050	16,909

Net Income (loss) from Operations	(91,050)	(16,909)

Other Income and Expense
Provision for income taxes	-	-

Income (loss) from Continued Operations	(91,050)	(16,909)

Income (loss) from Discontinued Operations	-	-

Net Income (loss)	$(91,050)	$(16,909)

Basic and diluted income (loss) per common share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted*	9,917,661	9,917,703

*: Common stock retroactively adjusted for 1 for 100 reverse stock split, effective February 17, 2017

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	For the Three Months End June 30,
	2017	2016

NET LOSS	$(91,050)	$(16,909)

OTHER COMPREHENSIVE LOSS NET OF TAX:
Foreign currency translation adjustments	(1,005)	-

NET COMPREHENSIVE LOSS ATTRIBUTABLE TO THE SHAREHOLDERS OF YINFU GOLD CORP.	$(1,005)	$-

NET LOSS AND OTHER COMPREHENSIVE LOSS ATTRIBUTABLE TO THE SHAREHOLDERS OF YINFU GOLD CORP.	$(92,055)	$(16,909)

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months End June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(91,050)	$(16,909)
Changes in operating activities:
Other receivables	(5,233)	-
Accounts payable and accrued liabilities	2,286	1,500
Net cash used in continued operations	(93,997)	(15,409)
Net cash used in discontinued operations	-	-
Net cash used in operating activities	(93,997)	(15,409)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loan	118,278	-
Net proceeds from (payments to) related parties	(2,882)	15,409
Net Cash Provided by Financing Activities	115,396	15,409

Effects on changes in foreign exchange rate	(1,005)	-
Net increase (decrease) in cash and cash equivalents	20,394	-
Cash and cash equivalents, beginning of period	2,452	122
Cash and cash equivalents, end of period	$22,846	$122

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

June 30, 2017

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

Effective November 20, 2014, the Company executed a Sale and Purchase Agreement (the “Agreement”) to acquire 100% of the shares and assets of China Enterprise Overseas Investment & Finance Group Limited (“CEI”), a British Virgin Islands (“BVI”) corporation. Pursuant to the Agreement, the Company has agreed to issue 800 million restricted common shares of the Company to the owners of CEI in exchange for all the shares of CEI.

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

Dahua Online Shopping Mall has registered 31 million members as of November 17, 2014.

Pursuant to the Agreement, on or before January 1, 2015, CEI was to deliver to the Company, duly authorized, properly and fully executed documents in English, evidencing and confirming the sale of 100% of the shares of CEI and its assets. The details and the values of the assets were to be supported by an asset valuation being carried out by an independent professional valuator. The valuation report was received by the Company on January 28, 2015.

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

Principles of Consolidation

For June 30, 2017, the consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries: (1) Element Resources International Limited (“Element Resources”), a company incorporated in Hong Kong, (2) Yinfu Group International Holdings Limited (“Yinfu Group International”), a company incorporated in Hong Kong, (3) Yinfu International Holdings Limited (“Yinfu International”), a company incorporated in the People’s Republic of China (“PRC”) and (4) CEI. All significant intercompany balances and transactions have been eliminated in consolidation. Prior to January 28, 2015, the financial statements presented are those of CEI only.

Entity Name	Incorporated/ Acquisition Date	Ownership	Jurisdiction	Investment Held By	Nature Of Operation	Fiscal Year

CEI	Jan 28, 2015	100%	BVI	Yinfu Gold	Investment Holding	Dec 31

Element Resources	June 29, 2012	100%	Hong Kong, PRC	Yinfu Gold	Dormant	June 30

Yinfu Group International	April 1, 2017	100%	Hong Kong, PRC	CEI	Investment Holding	Dec 31

Yinfu International	April 1, 2017	100%	PRC	Yinfu Group International	Investment Holding	Dec 31

Use of Estimates

The preparation of the financial statements was made in conformity with the accounting principles generally accepted in the United States which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

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

Foreign Currency Translation and Re-measurement

In accordance with ASC 830, “Foreign Currency Matters”, the Company's foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as other comprehensive income (loss) in stockholders' equity. Revenue and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred. The Company had foreign currency translations loss of $1,005 and $Nil for the three months ended June 30, 2017 and 2016 respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2017. The carrying values of our financial instruments, including, cash and cash equivalents; accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at June 30, 2017 and March 31, 2017.

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

The following table sets forth the computation of basic earnings (loss) per share, for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016
Net income (loss)	$(91,050)	$(16,909)

Weighted average common shares outstanding (basic and diluted)*	9,917,661	9,917,703

Net income (loss) per common share, basic and diluted	$(0.01)	$(0.00)

*: Common stock retroactively adjusted for 1 for 100 reverse stock split, effective February 17, 2017

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, as well as other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of June 30, 2017 and March 31, 2017.

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

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. See note 6.

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

As of June 30, 2017, the Company has 9,917,592 shares of common stock issued and outstanding. As of June 30, 2016, the Company has 9,917,703 shares of common stock issued.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NOTE 5 - SHORT-TERM LOAN

Ms Wu Fengqun is the lender of the loan. The fixed interest is $100 per annum. The term of borrowing is 1 year. The interest and the principal of the loan is to be repaid on March 31, 2018. The loan is not secured by any collateral.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2017, the Company has paid back $2,882 to Mr. Jiang Libin, the President and a director of the Company. During the three months ended June 30, 2016, Mr. Jiang Libin has advanced the Company $15,409 for operating expenses. These advances have been formalized by non-interest bearing demand notes.

As of June 30, 2017, the Company owed $487,358 and $207,753 to Mr. Tsap Wai Ping, the former President of the Company (the “Former President”) and Mr. Jiang Libin respectively.

As of March 31, 2017, the Company owed $487,358 and $210,635 to the Former President and Mr. Jiang Libin respectively.

NOTE 7 - DISCONTINUED OPERATIONS

The Company originally intended to be involved in the exploration of minerals in the PRC. Based on management’s analysis of the current operations, expected growth, and opportunities in the sector, during the year ended March 31, 2015, the Company has determined to discontinue operations related to the Company’s subsidiary Element Resources International Limited, based in Hong Kong.

The following presents the financial information of the discontinued subsidiary of the Company, Element Resources.

	As of	As of
	June 30, 2017	March 31, 2017
Current Assets
Cash and cash equivalents	$-	$-
Deposit paid	139,681	139,681
Other receivables, net	10,320	10,320
Total current assets	150,001	150,001
TOTAL ASSETS	$150,001	$150,001

Current Liabilities
Accounts payable and accrued liabilities	$-	$-
Note payable - related party	-	-
Total current liabilities	-	-
TOTAL LIABILITIES	$-	$-

Stockholders’ Equity (Deficit)
Common stock, par value HK$1, 100,000 shares issued	12,903	12,903
Retained earnings	137,098	137,098
Total Stockholders’ Equity (Deficit)	150,001	150,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	150,001	150,001

For the Three Months Ended
June 30,
	2017	2016

REVENUE	$-	$-
General and administrative	-	-
Other expenses	-	-
Net income (loss)	$-	$-

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require any disclosure.

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

Overview

Yinfu Gold Corporation is a Wyoming corporation incorporated on September 1, 2005, under the name Ace Lock & Security, Inc. Our name was changed to Yinfu Gold Corporation as of November 18, 2010. We are working to establish and build a peer-to-peer (“P2P”) online lending service platform.

We have had limited operations and based upon our reliance on the sale of our common stock and the advances from our president, these are the source of funds for our future operations.

Plan of Operation

We devote substantial efforts to establishing a P2P online lending service platform. However, our planned principal operations have not yet commenced.

In 2017, we plan to establish ourselves as a known P2P online lending service provider. We provide an online lending platform that matches lenders directly with the borrowers and charge a commission fee. Through our P2P platform, lenders can earn higher returns compared to savings and investment products offered by banks, where borrowers can borrow money at lower interest rate.

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

We have generated no revenues and have incurred $292,828 in expenses through June 30, 2017.

The following table provides selected financial data about our company as of June 30, 2017 and March 31, 2017.

	June 30, 2017	March 31, 2017
Cash	$22,846	$2,452
Total Assets	$178,080	$152,453
Total Liabilities	$903,187	$785,505
Stockholders’ Equity (Deficit)	$(725,107)	$(633,052)

As of June 30, 2017, the Company’s cash balance was $22,846 compared to $2,452 as of March 31, 2017, and our total assets as of June 30, 2017, were $178,080 compared with $152,453 as of March 31, 2017. The increase in cash and total assets were primarily attributed to the proceed from the new short-term loan.

As of June 30, 2017, the Company had total liabilities of $903,187 compared with total liabilities of $785,505 as of March 31, 2017. The increase in total liabilities was primarily attributed to the new short-term loan.

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Revenue	$-	$-
Operating Expenses
General and administrative	67,690	-
Professional fees	23,360	16,909
Total Operating Expenses	91,050	16,909
Income (Loss) from Operation	$(91,050)	$(16,909)

Revenues

The Company has generated no revenues during the three months ended June 30, 2017 and 2016.

Operating expenses

For the three months ended June 30, 2017, total operating expenses were $91,050, which consisted general and administrative fees and professional fees. For the three months ended June 30, 2015, total operating expenses were $16,909, which consisted solely of professional fees. The increase in general and administrative fees was due to setting up two new wholly owned subsidiaries. The increase in professional fees was primarily due to the cost of complying with the SEC reporting requirements for the three months ended June 30, 2017.

Liquidity and Capital Resources

Working Capital

	As of June 30, 2017	As of March 31, 2017
Current Assets	$178,080	$152,453
Current Liabilities	$903,187	$785,505
Working Capital Deficiency	$(725,107)	$(633,052)

As of June 30, 2017, the Company had a working capital deficiency of $725,107 compared with working capital deficiency of $633,052 as of March 31, 2017. The increase in working capital deficiency was primarily attributed to the increase in current liabilities due to the new short-term loan.

Cash Flows

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Cash Flows Used in Operating Activities	$(93,997)	$(15,409)
Cash Flows Provided by Investing Activities	$-	$-
Cash Flows Provided by Financing Activities	$115,396	$15,409
Effects on change in foreign exchange rate	$(1,005)	$-
Net Increase (decrease) in Cash During Period	$20,394	$-

Cash Flows Used in Operating Activities

During the three months ended June 30, 2017, the Company had $93,997 in cash used in operating activities, which was attributed from loss from operations of $91,050 and increase in accounts payable and accrued liabilities of $2,286 and increase in other receivables of $5,233. During the three months ended June 30, 2016, the Company had $15,409 in cash used in operating activities, which was attributed from loss from operations of $16,909 and increase in accounts payable and accrued liabilities of $1,500.

Cash Flows Provided by Investing Activities

During the three months ended June 30, 2017 and 2016, the Company used no cash in investing activities.

Cash Flows Provided by Financing Activities

During the three months ended June 30, 2017, the Company has paid back $2,882 to the President and has proceeds of $118,278 from a new short-term loan. During the three months ended June 30, 2016, the President has advanced the Company $15,409 for operating expenses.

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

Item 4. Controls and Procedures.

Management's Report on Disclosure Controls and Procedures

As of June 30, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with their review of our financial statements as of June 30, 2017.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2017, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No stock was sold during the quarter ended June 30, 2017.

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

Yinfu Gold Corporation
(Registrant)

Dated: August 17, 2017	/s/ Jiang Libin
Jiang Libin
Chief Executive Officer

