Form 10-Q
period 2017-09-30
Yinfu Gold Corp.
filed 2017-11-13
CIK 1438461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 9, 2017, the Company had 9,917,592 shares of common stock outstanding.

YINFU GOLD CORPORATION

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2017

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the period ended September 30, 2017 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

	SEPTEMBER 30, 2017	MARCH 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$6,738	$2,452
Current assets from discontinued operations	150,001	150,001
Other receivables, net	4,716	-
Total current assets	161,455	152,453

TOTAL ASSETS	$161,455	$152,453

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$91,523	$87,512
Short-term loan	171,211	-
Note payable - related party	700,656	697,993
Total current liabilities	963,390	785,505
TOTAL LIABILITIES	963,390	785,505

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, 3,000,000,000 shares authorized; par value $0.001, 9,917,592 shares issued and outstanding	9,918	9,918
Capital deficiency	(439,179)	(439,179)
Subscription receivable	(2,013)	(2,013)
Accumulated deficit	(368,476)	(201,778)
Accumulated other comprehensive loss	(2,185)	-
Total Stockholders’ Equity (Deficit)	(801,935)	(633,052)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$161,455	$152,453

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	60,618	-	128,308	-
Professional fees	15,030	27,431	38,390	44,340
Total Operating Expenses	75,648	27,431	166,698	44,340

Net Income (loss) from Operations	(75,648)	(27,431)	(166,698)	(44,340)

Other Income and Expense
Provision for income taxes	-	-	-	-

Income (loss) from Continued Operations	(75,648)	(27,431)	(166,698)	(44,340)

Income (loss) from Discontinued Operations	-	-	-	-

Net Income (loss)	$(75,648)	$(27,431)	$(166,698)	$(44,340)

Basic and diluted income (loss) per common share	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	9,917,635	9,917,703	9,917,635	9,917,703

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

NET LOSS	$(75,648)	$(27,431)	$(166,698)	$(44,340)

OTHER COMPREHENSIVE LOSS NET OF TAX:
Foreign currency translation adjustments	(1,180)	-	(2,185)	-

NET COMPREHENSIVE LOSS ATTRIBUTABLE TO THE SHAREHOLDERS OF YINFU GOLD CORP.	$(1,180)	$(27,431)	$(2,185)	$(44,340)

NET LOSS AND OTHER COMPREHENSIVE LOSS ATTRIBUTABLE TO THE SHAREHOLDERS OF YINFU GOLD CORP.	$(76,828)	$(27,431)	$(168,883)	$(44,340)

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months End September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(166,698)	$(44,340)
Changes in operating activities:
Other receivables	(4,716)	-
Accounts payable and accrued liabilities	4,011	2,295
Net cash used in continued operations	(167,403)	(42,045)
Net cash used in discontinued operations	-	-
Net cash used in operating activities	(167,403)	(42,045)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loan	171,211	-
Proceeds from note payable - related parties	2,663	44,418
Net Cash Provided by Financing Activities	173,874	44,418

Effects on changes in foreign exchange rate	(2,185)	-
Net increase (decrease) in cash and cash equivalents	4,286	2,373
Cash and cash equivalents, beginning of period	2,452	122
Cash and cash equivalents, end of period	$6,738	$2,495

YINFU GOLD CORPORATION

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

September 30, 2017

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

Effective November 20, 2014, the Company executed a Sale and Purchase Agreement (the “Agreement”) to acquire 100% of the shares and assets of China Enterprise Overseas Investment & Finance Group Limited (“CEI”), a British Virgin Islands (“BVI”) corporation. Pursuant to the Agreement, the Company has agreed to issue 8 million restricted common shares of the Company to the owners of CEI in exchange for all the shares of CEI.

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

Dahua Online Shopping Mall has registered 31 million members as of November 17, 2014.

Pursuant to the Agreement, on or before January 1, 2015, CEI was to deliver to the Company, duly authorized, properly and fully executed documents in English, evidencing and confirming the sale of 100% of the shares of CEI and its assets. The details and the values of the assets have to be supported by an asset valuation being carried out by an independent professional valuator. The valuation report was received by the Company on January 28, 2015.

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

Principles of Consolidation

For September 30, 2017, the consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries: (1) Element Resources International Limited (“Element Resources”), a company incorporated in Hong Kong, (2) Yinfu Group International Holdings Limited (“Yinfu Group International”), a company incorporated in Hong Kong, (3) Yinfu International Holdings Limited (“Yinfu International”), a company incorporated in the People’s Republic of China (“PRC”) and (4) CEI. All significant intercompany balances and transactions have been eliminated in consolidation. Prior to January 28, 2015, the financial statements presented are those of CEI only.

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

Discontinued Operations

The Company follows ASC 205-20, ”Discontinued Operations,” to report for disposed or discontinued operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

Foreign Currency Translation and Re-measurement

In accordance with ASC 830, “Foreign Currency Matters”, the Company’s foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as other comprehensive income (loss) in stockholders’ equity. Revenue and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred. The Company had foreign currency translations loss of $2,185 and $Nil for the six months ended September 30, 2017 and 2016 respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2017. The carrying values of our financial instruments, including, cash and cash equivalents; accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at September 30, 2017 and March 31, 2017.

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

The following table sets forth the computation of basic earnings (loss) per share, for the six months ended September 30, 2017 and 2016:

	Six Months Ended September 30,
	2017	2016
Net income (loss)	$(166,698)	$(44,340)

Weighted average common shares outstanding (basic and diluted)	9,917,635	9,917,703

Net income (loss) per common share, basic and diluted	$(0.02)	$(0.00)

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, as well as other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of September 30, 2017 and March 31, 2017.

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

Management has considered all other recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established an on-going source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan to obtain such resources for the Company include: sales of equity instruments; traditional financing, such as loans; and obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

As of September 30, 2017 and March 31, 2017, the Company has 9,917,592 shares of common stock issued and outstanding.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NOTE 5 - SHORT-TERM LOAN

Ms Wu Fengqun is the lender of the loan. The fixed interest is $100 per annum. The term of borrowing is 1 year. The interest and the principal of the loan is to be repaid on June 30, 2018. The loan is not secured by any collateral.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2017, Mr. Jiang Libin, the President and a director of the Company, has advanced the Company $2,663 for operating expenses. During the six months ended September 30, 2016, Mr. Jiang Libin has advanced the Company $44,418 for operating expenses. These advances have been formalized by non-interest bearing demand notes.

As of September 30, 2017, the Company owed $487,358 and $213,298 to Mr. Tsap Wai Ping, the former President of the Company (the “Former President”) and Mr. Jiang Libin respectively.

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

The following presents the financial information of the discontinued subsidiary of the Company, Element Resources.

	As of	As of
	September 30, 2017	March 31, 2017
Current Assets
Cash and cash equivalents	$-	$-
Deposit paid	139,681	139,681
Other receivables, net	10,320	10,320
Total current assets	150,001	150,001
TOTAL ASSETS	$150,001	$150,001

Current Liabilities
Accounts payable and accrued liabilities	$-	$-
Note payable - related party	-	-
Total current liabilities	-	-
TOTAL LIABILITIES	$-	$-

Stockholders’ Equity (Deficit)
Common stock, par value HK$1, 100,000 shares issued	12,903	12,903
Retained earnings	137,098	137,098
Total Stockholders’ Equity (Deficit)	150,001	150,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	150,001	150,001

For the Six Months Ended
September 30,
	2017	2016

REVENUE	$-	$-
General and administrative	-	-
Other expenses	-	-
Net income (loss)	$-	$-

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require any disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects”, “anticipates”, “intends”, “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. You should carefully review other documents we file from time to time with the Securities and Exchange Commission (“SEC”). You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company”, “Yinfu”, “we”, “us” or “our” are to Yinfu Gold Corporation.

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

We have generated no revenues and have incurred $368,476 in expenses through September 30, 2017.

The following table provides selected financial data about our company as of September 30, 2017 and March 31, 2017.

	September 30, 2017	March 31, 2017
Cash	$6,738	$2,452
Total Assets	$161,455	$152,453
Total Liabilities	$963,390	$785,505
Stockholders’ Equity (Deficit)	$(801,935)	$(633,052)

As of September 30, 2017, the Company’s cash balance was $6,738 compared to $2,452 as of March 31, 2017, and our total assets as of September 30, 2017, were $161,455 compared with $152,453 as of March 31, 2017.

As of September 30, 2017, the Company had total liabilities of $963,390 compared with total liabilities of $785,505 as of March 31, 2017. The increase in total liabilities was primarily attributed to the new short-term loan.

	Six Months Ended September 30, 2017	Six Months Ended September 30, 2016
Revenue	$-	$-
Operating Expenses
General and administrative	128,308	-
Professional fees	38,390	44,340

Total Operating Expenses	166,698	44,340

Income (Loss) from Operation	$(166,698)	$(44,340)

Revenues

The Company has generated no revenues during the six months ended September 30, 2017 and 2016.

Operating expenses

For the six months ended September 30, 2017, total operating expenses were $166,698, which consisted of general and administrative fees and professional fees. For the six months ended September 30, 2016, total operating expenses were $44,340, which consisted solely of professional fees. The increase in general and administrative fees was due to setting up two new wholly owned subsidiaries. The decrease in professional fees was primarily due to the decrease of OTC and DTC filing fees for the six months ended September 30, 2017.

Liquidity and Capital Resources

Working Capital

	As of September 30, 2017	As of March 31, 2017
Current Assets	$161,455	$152,453
Current Liabilities	$963,390	$785,505
Working Capital Deficiency	$(801,935)	$(633,052)

As of September 30, 2017, the Company had a working capital deficiency of $801,935 compared with working capital deficiency of $633,052 as of March 31, 2017. The increase in working capital deficiency was primarily attributed to the increase in current liabilities due to the new short-term loan.

Cash Flows

	Six Months Ended September 30, 2017	Six Months Ended September 30, 2016

Cash Flows Used in Operating Activities	$(167,403)	$(42,045)
Cash Flows Provided by Investing Activities	$-	$-
Cash Flows Provided by Financing Activities	$173,874	$44,418
Effects on change in foreign exchange rate	$(2,185)	$-
Net Increase (decrease) in Cash During Period	$4,286	$2,373

Cash Flows Used in Operating Activities

During the six months ended September 30, 2017, the Company had $167,403 in cash used in operating activities, which was attributed from loss from operations of $166,698 and increase in accounts payable and accrued liabilities of $4,011 and increase in other receivables of $4,716. During the six months ended September 30, 2016, the Company had $42,045 in cash used in operating activities, which was attributed from loss from operations of $44,340 and increase in accounts payable and accrued liabilities of $2,295. The increase in cash used is mainly due to the increase of general and administrative fees.

Cash Flows Provided by Investing Activities

During the six months ended September 30, 2017 and 2016, the Company used no cash in investing activities.

Cash Flows Provided by Financing Activities

During the six months ended September 30, 2017, the President has advanced the Company $2,663 for operating expenses and has proceeds of $171,211 from a new short-term loan. During the six months ended September 30, 2016, the President has advanced the Company $44,418 for operating expenses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

As of September 30, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with their review of our financial statements as of September 30, 2017.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2017, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No stock was sold during the quarter ended September 30, 2017.

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

Yinfu Gold Corporation
(Registrant)

Dated: November 13, 2017	/s/ Jiang Libin
Jiang Libin
Chief Executive Officer

