Form 10-Q
period 2017-12-31
Yinfu Gold Corp.
filed 2018-02-13
CIK 1438461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended December 31, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 12, 2018, the Company had 9,917,592 shares of common stock outstanding.

YINFU GOLD CORPORATION

Quarterly Report on Form 10-Q

For the Period Ended December 31, 2017

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the period ended December 31, 2017 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

	December 31, 2017	March 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,047	$2,452
Current assets from discontinued operations	-	150,001
Prepaid Expenses	16,935	-
Total current assets	18,982	152,453

TOTAL ASSETS	$18,982	$152,453

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$94,225	$87,512
Short-term loan	172,693	-
Note payable - related party	629,376	697,993
Total current liabilities	896,294	785,505
TOTAL LIABILITIES	896,294	785,505

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, 3,000,000,000 shares authorized; par value $0.001, 9,917,592 shares issued and outstanding	9,918	9,918
Capital deficiency	(439,179)	(439,179)
Subscription receivable	(2,013)	(2,013)
Accumulated deficit	(442,457)	(201,778)
Accumulated other comprehensive loss	(3,581)	-
Total Stockholders’ Equity (Deficit)	(877,312)	(633,052)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$18,982	$152,453

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December31,
	2017	2016	2017	2016

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	61,243	-	188,583	-
Professional fees	12,729	13,144	52,096	57,484
Total Operating Expenses	73,972	13,144	240,679	57,484

Net Income (loss) from Operations	(73,972)	(13,144)	(240,679)	(57,484)

Other Income and Expense
Provision for income taxes	-	-	-	-

Income (loss) from Continued Operations	(73,972)	(13,144)	(240,679)	(57,484)

Income (loss) from Discontinued Operations	-	-	-	-

Net Income (loss)	$(73,972)	$(13,144)	$(240,679)	$(57,484)

Basic and diluted income (loss) per common share	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	9,917,592	9,917,703	9,917,592	9,917,703

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016

NET LOSS	$(73,972)	$(13,144)	$(240,679)	$(57,484)

OTHER COMPREHENSIVE LOSS NET OF TAX:
Foreign currency translation adjustments	(1,396)	-	(3,581)	-

NET COMPREHENSIVE LOSS ATTRIBUTABLE TO THE SHAREHOLDERS OF YINFU GOLD CORP.	$(1,396)	$(13,144)	$(3,581)	$(57,484)

NET LOSS AND OTHER COMPREHENSIVE LOSS ATTRIBUTABLE TO THE SHAREHOLDERS OF YINFU GOLD CORP.	$(75,368)	$(13,144)	$(244,260)	$(57,484)

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months End December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(240,679)	$(57,484)
Changes in operating activities:
Prepaid expenses	(16,935)	-
Accounts payable and accrued liabilities	6,713	2,025
Net cash used in continued operations	(250,901)	(55,459)
Net cash used in discontinued operations	-	-
Net cash used in operating activities	(250,901)	(55,459)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loan	172,693	-
Proceeds from note payable - related parties	81,384	58,602
Net Cash Provided by Financing Activities	254,077	58,602

Effects on changes in foreign exchange rate	(3,581)	-
Net increase (decrease) in cash and cash equivalents	(405)	3,143
Cash and cash equivalents, beginning of period	2,452	122
Cash and cash equivalents, end of period	$2,047	$3,265
NON-CASH ACTIVITY:
Write off current assets from discontinued operations and debt forgiveness from the Former President	$150,001	$-

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

December 31, 2017

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

Principles of Consolidation

For December 31, 2017, the consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries: (1) Yinfu Group International Holdings Limited (“Yinfu Group International”), a company incorporated in Hong Kong, (2) Yinfu International Holdings Limited (“Yinfu International”), a company incorporated in the People’s Republic of China (“PRC”) and (3) CEI. All significant intercompany balances and transactions have been eliminated in consolidation. Prior to January 28, 2015, the financial statements presented are those of CEI only.

	Incorporated/
	Acquisition			Investment	Nature	Fiscal
Entity Name	Date	Ownership	Jurisdiction	Held By	Of Operation	Year

CEI	Jan 28, 2015	100%	BVI	Yinfu Gold	Investment Holding	Dec 31

Yinfu Group International	April 1, 2017	100%	Hong Kong, PRC	CEI	Investment Holding	Dec 31

Yinfu International	April 1, 2017	100%	PRC	Yinfu Group International	Investment Holding	Dec 31

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

Foreign Currency Translation and Re-measurement

In accordance with ASC 830, “Foreign Currency Matters”, the Company’s foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as other comprehensive income (loss) in stockholders’ equity. Revenue and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred. The Company had foreign currency translations loss of $3,581 and $Nil for the nine months ended December 31, 2017 and 2016 respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2017. The carrying values of our financial instruments, including, cash and cash equivalents; accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at December 31, 2017 and March 31, 2017.

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

The following table sets forth the computation of basic earnings (loss) per share, for the nine months ended December 31, 2017 and 2016:

	Nine Months Ended December 31,
	2017	2016
Net income (loss)	$(240,679)	$(57,484)

Weighted average common shares outstanding (basic and diluted)	9,917,592	9,917,703

Net income (loss) per common share, basic and diluted	$(0.02)	$(0.00)

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, as well as other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of December 31, 2017 and March 31, 2017.

Recent Accounting Pronouncements

In September 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. Effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for:

•	Public business entities for reporting periods for which financial statements have not yet been issued.
•	All other entities for reporting periods for which financial statements have not yet been made available for issuance.

In January 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” These amendments clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. For all other companies and organizations, the amendments are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted under certain circumstances. The amendments should be applied prospectively as of the beginning of the period of adoption.

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

As of December 31, 2017 and March 31, 2017, the Company has 9,917,592 shares of common stock issued and outstanding.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NOTE 5 – SHORT-TERM LOAN

Ms Wu Fengqun is the lender of the loan. The fixed interest is $100 per annum. The term of borrowing is 1 year. The interest and the principal of the loan is to be repaid on June 30, 2018. The loan is not secured by any collateral.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2017, Mr. Jiang Libin, the President and a director of the Company, has advanced the Company $81,384 for operating expenses. During the nine months ended December 31, 2016, Mr. Jiang Libin has advanced the Company $58,602 for operating expenses. These advances have been formalized by non-interest bearing demand notes.

As of December 31, 2017, the Company owed $337,357 and $292,019 to Mr. Tsap Wai Ping, the Former President of the Company (the “Former President”) and Mr. Jiang Libin respectively. The Former President agreed to forgive the debt of $150,001 of the Company.

As of March 31, 2017, the Company owed $487,358 and $210,635 to the Former President and Mr. Jiang Libin respectively.

NOTE 7 – DISCONTINUED OPERATIONS

The Company originally intended to be involved in the exploration of minerals in the PRC. During the year ended March 31, 2015, the Company has determined to discontinue operations related to the Company’s subsidiary Element Resources International Limited, based in Hong Kong.

Based on the analysis of the management, the current assets from discontinued operations are deemed to be unrecoverable. Thus, management decided to write off the current assets from discontinued operations, i.e. $150,001.

NOTE 8 – SUBSEQUENT EVENTS

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

We have generated no revenues and have incurred $442,457 in expenses through December 31, 2017.

The following table provides selected financial data about our company as of December 31, 2017 and March 31, 2017.

	December 31, 2017	March 31, 2017
Cash	$2,047	$2,452
Total Assets	$18,982	$152,453
Total Liabilities	$896,294	$785,505
Stockholders’ Equity (Deficit)	$(877,312)	$(633,052)

As of December 31, 2017, the Company’s cash balance was $2,047 compared to $2,452 as of March 31, 2017, and our total assets as of December 31, 2017, were $18,982 compared with $152,453 as of March 31, 2017. The decrease in total assets was due to the write off of the current assets from discontinued operations.

As of December 31, 2017, the Company had total liabilities of $896,294 compared with total liabilities of $785,505 as of March 31, 2017. The increase in total liabilities was primarily attributed to an increase in related party debts owed to the President of the Company.

	Nine Months Ended December 31, 2017	Nine Months Ended December 31, 2016
Revenue	$-	$-
Operating Expenses
General and administrative	188,583	-
Professional fees	52,096	57,484

Total Operating Expenses	240,679	57,484

Income (Loss) from Operation	$(240,679)	$(57,484)

Revenues

The Company has generated no revenues during the nine months ended December 31, 2017 and 2016.

Operating expenses

For the nine months ended December 31, 2017, total operating expenses were $240,679, which consisted of general and administrative fees and professional fees. For the nine months ended December 31, 2016, total operating expenses were $57,484, which consisted solely of professional fees. The increase in general and administrative fees was due to setting up two new wholly owned subsidiaries. The decrease in professional fees was primarily due to the decrease of OTC and DTC filing fees for the nine months ended December 31, 2017.

Liquidity and Capital Resources

Working Capital

	As of December 31, 2017	As of March 31, 2017
Current Assets	$18,982	$152,453
Current Liabilities	$896,294	$785,505
Working Capital Deficiency	$(877,312)	$(633,052)

As of December 31, 2017, the Company had a working capital deficiency of $877,312 compared with working capital deficiency of $633,052 as of March 31, 2017. The increase in working capital deficiency was primarily attributed to the increase in current liabilities due to the new short-term loan.

Cash Flows

	Nine Months Ended December 31, 2017	Nine Months Ended December 31, 2016
Cash Flows Used in Operating Activities	$(250,901)	$(55,459)
Cash Flows Provided by Investing Activities	$-	$-
Cash Flows Provided by Financing Activities	$254,077	$58,602
Effects on change in foreign exchange rate	$(3,581)	$-
Net Increase (decrease) in Cash During Period	$(405)	$3,143

Cash Flows Used in Operating Activities

During the nine months ended December 31, 2017, the Company had $250,901 in cash used in operating activities, which was attributed from loss from operations of $240,679, increase of prepaid expenses of $16,935 and increase in accounts payable and accrued liabilities of $6,713. During the nine months ended December 31, 2016, the Company had $55,459 in cash used in operating activities, which was attributed from loss from operations of $57,484 and increase in accounts payable and accrued liabilities of $2,025. The increase in cash used is mainly due to the increase of general and administrative fees.

Cash Flows Provided by Investing Activities

During the nine months ended December 31, 2017 and 2016, the Company used no cash in investing activities.

Cash Flows Provided by Financing Activities

During the nine months ended December 31, 2017, the President has advanced the Company $81,384 for operating expenses and has proceeds of $172,693 from a new short-term loan. During the nine months ended December 31, 2016, the President has advanced the Company $58,602 for operating expenses.

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

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

As of December 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with their review of our financial statements as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2017, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No stock was sold during the quarter ended December 31, 2017.

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

Yinfu Gold Corporation
(Registrant)

Dated: February 13, 2018	/s/ Jiang Libin
Jiang Libin
Chief Executive Officer

