Form 10-K
period 2018-03-31
Yinfu Gold Corp.
filed 2018-06-28
CIK 1438461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 28, 2018, the Company had 9,917,592 shares of common stock outstanding.

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

All references in this Form 10-K to the “Company”, “Yinfu”, “we”, “us” or “our” are to Yinfu Gold Corporation.

Item 1. Business

Corporate Overview

Yinfu Gold Corporation (the “Company”) is a Wyoming corporation incorporated on September 1, 2005, as a for-profit company, and has a fiscal year end of March 31. The Company’s business office is located at Suite 2408, Dongfang Science and Technology Mansion, Nanshan District, Shenzhen, China 518000. The telephone number is (86)755-8316-0998.

The Company has limited cash on hand. We have sustained losses for year ended March 31, 2018 and has relied solely upon the funding obtained from management and significant stockholders.

Name Change

The Company was originally incorporated under the laws of the State of Wyoming as Ace Lock & Security, Inc. On March 5, 2007, we filed a Certificate of Amendment with the Wyoming Secretary of State to change our name from Ace Lock & Security, Inc. to Element92 Resources Corp. On August 16, 2010, we filed a Certificate of Amendment with the Wyoming Secretary of State to change our name from Element92 Resources Corp. to Yinfu Gold Corporation. On November 18, 2010, we received a notification from the Financial Industry Regulatory Authority (“FINRA”) that the name change was effective.

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

Acquisition and disposition

On April 11, 2017, we acquired Yinfu Gold International Holdings Limited (“HK”), a company incorporated in Hong Kong, and HK’s subsidiary, Yinfu International Holdings Limited (“WOFE”), a wholly owned foreign enterprise incorporated in the People’s Republic of China. The acquired entities are owned by the Company’s management; therefore, the transaction has been accounted for as a business combination under common control in accordance to ASC-805-30-5, in which the assets and liabilities of HK and WOFE have been presented at their carrying values at the date of the transaction.

During the year ended March 31, 2018, we disposed the discontinued business, Element Resources International Limited. No gain or loss was recognized as a result of the disposal.

The Company has no present plans to be acquired or to merge with another company, nor does the Company, nor any of its shareholders, have plans to enter into a change of control or similar transaction.

Current Business

The Company was originally incorporated under the laws of the State of Wyoming as Ace Lock & Security, Inc. The Company was established as an exploration stage company engaged in the search for commercially viable minerals. We no longer pursue opportunities related to the exploration of minerals. Our name changed to Yinfu Gold Corporation, as filed with the State of Wyoming on November 18, 2010, signified that we have commenced working toward a major change in our business plan and business model.

Effective November 20, 2014, the Company executed a Sale and Purchase Agreement (the “Agreement”) to acquire 100% of the shares and assets of China Enterprise Overseas Investment & Finance Group Limited (“CEI”). Pursuant to the agreement, the Company has agreed to issue 800 million restricted common shares of the Company to the owners of CEI. In connection with the acquisition, the Company acquired the domain http://www.dahuacheng.com with a customer database consisting of 31 million members as of November 17, 2014.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not traded on any exchange but is currently available for trading in the over‑the‑counter market and is quoted on the Over the Counter Bulletin Board (“OTCBB”) and on the OTCQB operated by the OTC Markets Group, Inc. under the symbol “ELRE.” Our stock was approved for quotation on the OTCBB in 2007. Trading in stocks quoted on these markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects.

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

Trades in our common stock may be subject to Rule 15g‑9 of the Securities Exchange Act of 1934, as amended, which imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, broker/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction before the sale.

The SEC also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities listed on certain national exchanges, provided that the current price and volume information with respect to transactions in that security is provided by the applicable exchange or system). The penny stock rules require a broker/dealer, before effecting a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing before effecting the transaction, and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for shares of our common stock. As a result of these rules, investors may find it difficult to sell their shares.

The following table sets forth the quarterly high and low bid prices for the common stock from March 31, 2016 to March 31, 2018. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions

	High	Low
Quarter ended March 31, 2016*	$31.1	2.0
Quarter ended June 30, 2016*	$2.0	1.1
Quarter ended September 30, 2016*	$52.5	6.0
Quarter ended December 31, 2016*	$17.0	4.0
Quarter ended March 31, 2017*	$10.0	3.5
Quarter ended June 30, 2017	$8.0	2.5
Quarter ended September 30, 2017	$7.0	2.9
Quarter ended December 31, 2017	$3.2	2.9
Quarter ended March 31, 2018	$9.3	3.0

*: Common stock retroactively adjusted for 1 for 100 reverse stock split, effective February 17, 2017

Holders

As of June 28, 2017, there were 1,391 stockholders of record, and an aggregate of 9,917,592 shares of our common stock were issued and outstanding.

The transfer agent of our company’s common stock is Transfer Online, Inc. at SE 512 Salmon Street, Portland, OR 97214.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities, which were not registered under the Securities Act during the year ended March 31, 2018, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended March 31, 2018.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended March 31, 2018.

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

In 2018, we plan to establish the Company as a known P2P online lending service provider. We provide an online lending platform that matches lenders directly with the borrowers and charge a commission fee. Through our P2P platform, lenders can earn higher returns compared to savings and investment products offered by banks, while borrowers can borrow money at lower interest rate.

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

Results of Operations

We have generated no revenues and have incurred $1,171,294 in expenses through March 31, 2018.

The following table provides selected financial data about our company as of March 31, 2018 and 2017.

	As of March 31, 2018	As of March 31, 2017
Cash	$55,054	$81,763
Total Assets	$60,969	$85,517
Total Liabilities	$1,234,903	$897,624
Stockholders’ Deficit	$(1,173,934)	$(812,107)

As of March 31, 2018, the Company’s cash balance was $55,054 compared to $81,763 as of March 31, 2017, and our total assets as of March 31, 2018, were $60,969 compared with $85,517 as of March 31, 2017. The decrease in total assets was due to the decrease in cash.

As of March 31, 2018, the Company had total liabilities of $1,234,903 compared with total liabilities of $897,624 as of March 31, 2017. The increase in total liabilities was primarily attributed to an increase in related party debt owed to the President of the Company, and an increase in a short-term loan, accounts payable and accrued liabilities.

	Year Ended March 31, 2018	Year Ended March 31, 2017
Revenue	$-	$-
Operating Expenses
General and administrative	272,538	29,054
Professional fees	76,731	90,978
Total Operating Expenses	349,269	120,032
Loss from Operations	$(349,269)	$(120,032)

Revenues

The Company has generated no operating revenues during the years ended March 31, 2018 and 2017.

Operating expenses

For the year ended March 31, 2018, total operating expenses were $349,269 which consisted of general and administrative fees and professional fees. For the year ended March 31, 2017 total operating expenses were $120,032 which consisted of general and administrative fees and professional fees. The increase in general and administrative fees was due to maintaining the operation of the two new wholly owned subsidiaries. The decrease in professional fees was primarily due to the decrease of OTC and DTC filing fees during the year ended March 31, 2018.

Liquidity and Capital Resources

Working Capital

	As of March 31, 2018	As of March 31, 2017
Current Assets	$60,969	$85,517
Current Liabilities	$1,234,903	$897,624
Working Capital Deficiency	$(1,173,934)	$(812,107)

As of March 31, 2018, the Company had a working capital deficiency of $1,173,934 compared with working capital deficiency of $812,107 as of March 31, 2017. The increase in working capital deficiency was primarily attributed to the increase in current liabilities due to an increase in short-term loan and notes payable to the President of the Company.

Cash Flows

	Year Ended March 31, 2018	Year Ended March 31, 2017
Cash Flows Used in Operating Activities	$(276,517)	$(114,941)
Cash Flows from Investing Activities	$-	$-
Cash Flows from Financing Activities	$262,366	$196,582
Effects on changes in foreign exchange rate	$(12,558)	$-
Net (Decrease)/Increase in Cash During the Year	$(26,709)	$81,641

Cash Flows Used in Operating Activities

During the year ended March 31, 2018, the Company had $276,517 in cash used in operating activities which was mainly attributed to loss from operations of $349,269 partially offset by increase in other receivables of $2,161 and increase in accounts payable and accrued liabilities of $74,913, compared to cash used in operating activities of $114,941 during the year ended March 31, 2017. The increase in cash used for operating activities was due to maintaining the operation of the two new wholly owned subsidiaries.

Cash Flows from Investing Activities

During the years ended March 31, 2018 and 2017, the Company used no cash in investing activities.

Cash Flows from Financing Activities

During the years ended March 31, 2018 and 2017, the President advanced the Company $193,615 and $87,875 respectively for operating expenses. During the years ended March 31, 2018 and 2017, the proceeds from short-term loan was $68,751 and $108,707 respectively for operating expenses.

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

Item 8. Financial Statements and Supplementary Data.

YINFU GOLD CORPORTION

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

(STATED IN U.S. DOLLARS)

12

13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of

Yinfu Gold Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Yinfu Gold Corporation (the Company) as of March 31, 2018 and 2017, and the related statements of operations and comprehensive loss, changes in stockholders’ deficiency, and cash flows for each of the two years in the period ended March 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had incurred substantial losses during the year, and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WWC, P.C.

Certified Public Accountants

San Mateo, CA

June 28, 2018

We have served as the Company’s auditor since 2017.

Yinfu Gold Corporation

Audited Consolidated Balance Sheets

As of March 31, 2018 and 2017

(Stated in U.S. Dollars)

	March 31,	March 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$55,054	$81,763
Other receivables	5,915	3,754
Total assets	$60,969	$85,517

Liabilities and Stockholders’ deficit

Current Liabilities
Accounts payable and accrued liabilities	$162,425	$87,512
Short-term loan	177,458	108,707
Note payable - related party	895,020	701,405
Total liabilities	1,234,903	897,624

Stockholders’ Deficit
Common stock, 3,000,000,000 shares authorized; par value $0.001, 9,917,592 shares issued and outstanding	9,918	9,918
Accumulated deficit	(1,171,294)	(822,025)
Accumulated other comprehensive loss	(12,558)	-
Total Stockholders’ Deficit	(1,173,934)	(812,107)

Total liabilities and stockholders’ deficit	$60,969	$85,517

See Accompanying Notes to the Financial Statements and Accountant’s Report

Yinfu Gold Corporation

Audited Consolidated Statements of Operations and Comprehensive Loss

For the years ended March 31, 2018 and 2017

(Stated in U.S. Dollars)

	For the Year Ended March 31,
	2018	2017

Revenues	$-	$-

Operating expenses
General and administrative	272,538	29,054
Professional fees	76,731	90,978
Total Operating Expenses	349,269	120,032

Loss before taxes from continuing operations	(349,269)	(120,032)

Provision for income taxes	-	-

Loss from Continuing Operations	(349,269)	(120,032)

Discontinued Operations:
Loss from discontinued operations	-	(150,001)
Provision for income taxes	-	-
Loss from discontinued operations, net of taxes	-	(150,001)

Net Loss	(349,269)	(270,033)

Other comprehensive loss:
Foreign currency translation loss	(12,558)	-
Comprehensive loss	$(361,827)	$(270,033)

Basic and diluted loss per common share – continuing operation	$(0.04)	$(0.01)
Basic and diluted loss per common share – discontinued operation	$-	$(0.02)
Basic and diluted loss per common share	$(0.04)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	9,917,592	9,917,592

See Accompanying Notes to the Financial Statements and Accountant’s Report

Yinfu Gold Corporation

Audited Consolidated Statement of Changes in Stockholders’ Deficiency

As of March 31, 2018 and 2017

(Stated in U.S. Dollars)

	Common Stock*					Accumulated Other
	Number	Par	Capital	Subscription	Accumulated	Comprehensive
	Of shares**	Value	Deficiency	Receivable	Deficit	Loss	Total

Balance as of March 31, 2016	9,917,703	$9,918	$(439,168)	$(2,013)	$(110,800)	$-	$(542,063)
Retroactive adjustment (Note 1)	-	-	-	-	(29,054)	-	(29,054)
Cancellation of shares upon rounding for reverse stock split	(111)	-	(11)	-	-	-	(11)
Net loss	-	-	-	-	(240,979)	-	(240,979)
Correction of error (Note 7)	-	-	439,179	2,013	(441,192)	-	-
Balance as of March 31, 2017	9,917,592	$9,918	$-	$-	$(822,025)	-	$(812,107)
Foreign currency translation adjustment	-	-	-	-	-	(12,558)	(12,558)
Net loss	-	-	-	-	(349,269)	-	(349,269)
Balance as of March 31, 2018	9,917,592	$9,918	$-	$-	$(1,171,294)	$(12,558)	$(1,173,934)

*: Common stock retroactively adjusted for 1 for 100 reverse stock split, effective February 17, 2017

**: With the fractional shares rounded down to the next whole share.

See Accompanying Notes to the Financial Statements and Accountant’s Report

Yinfu Gold Corporation

Audited Consolidated Statements of Cash Flows

For the years ended March 31, 2018 and 2017

(Stated in U.S. Dollars)

	For the Year Ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(349,269)	$(270,033)
Loss from discontinued operations	-	150,001
Adjustments to reconcile net loss to net cash used in operations:
Loss of par value due to reverse stock split	-	(11)
Changes in operating activities:
Other receivables	(2,161)	(3,754)
Accounts payable and accrued liabilities	74,913	8,856
Net cash used in continued operations	(276,517)	(114,941)
Net cash used in discontinued operations	-	-
Net cash used in operating activities	(276,517)	(114,941)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loan	68,751	108,707
Proceeds from note payable - related parties	193,615	87,875
Net cash provided by financing activities	262,366	196,582

Effects on changes in foreign exchange rate	(12,558)	-
Net (decrease)/ increase in cash and cash equivalents	(14,151)	81,641
Cash and cash equivalents, beginning of year	81,763	122
Cash and cash equivalents, end of year	$55,054	$81,763

Supplementary information:
Income tax paid	$-	$-
Interest paid	$-	$-

Non-cash activity:
Write off unrealizable current assets from discontinued operations	$-	$150,001

See Accompanying Notes to the Financial Statements and Accountant’s Report

Yinfu Gold Corporation

Notes to Audited Consolidated Financial Statements

(Stated in U.S. Dollars)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Yinfu Gold Corporation (the “Company”) is a Wyoming corporation incorporated on September 1, 2005 under the name Ace Lock and Security, Inc. with a fiscal year end of March 31. On March 5, 2007, the Company filed a Certificate of Amendment with the Wyoming Secretary of State to change the name to Element92 Resources Corp. and increased the authorized capital to 1,000,000,000 common shares. On August 16, 2010 the Company filed an amendment with the State of Wyoming changing its name from Element92 resources Corp. to Yinfu Gold Corporation and on November 18, 2010, the Company received a notification from the Financial Industry Regulatory Authority (“FINRA”) that the Company’s change of name to Yinfu Gold Corporation was posted as effective with FINRA. The Company was established as an exploration stage company engaged in the search for commercially viable minerals.

The Company no longer pursues opportunities related to the exploration of minerals. The name change signified that the Company has commenced working toward a major change in our business plan and business model.

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

On April 11, 2017, the Company acquired Yinfu Gold International Holdings Limited (“HK”), a company incorporated in Hong Kong, and HK’s subsdiary, Yinfu International Holdings Limited (“WOFE”), a wholly owned foreign enterprise incorporated in the People’s Republic of China. The acquired entities are owned by the Company’s management; therefore, the transaction has been accounted for as a business combination under common control in accordance to ASC-805-30-5, in which the assets and liabilities of HK and WOFE have been presented at their carrying values at the date of the transaction.

The accompanying comparative financial statements have been retroactively restated to combine the financial data of previously separate entities with those of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States and presented in US dollars.

Yinfu Gold Corporation

Notes to Audited Consolidated Financial Statements

(Stated in U.S. Dollars)

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation.

Name of Subsidiary	State or Jurisdiction of Organization of Entity	Attributable equity interest
Yinfu Group Overseas Investment & Finance Limited (“BVI”)*	BVI	100%
Element Resources International Limited (“ERI”)**	Hong Kong	100%
Yinfu Group International Holdings Limited (“HK”)	Hong Kong	100%
Yinfu International Holdings Limited (“WOFE”)	P.R.C.	100%

*Previously known as China Enterprise Overseas Investment & Finance Group Limited (“CEI”).

**Disposed during the year ended March 31, 2018.

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

Foreign Currency Translation and Re-measurement

In accordance with ASC 830, “Foreign Currency Matters”, the Company’s foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as other comprehensive income (loss) in stockholders’ equity. Revenue and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred. The Company had foreign currency translations loss of $12,558 and $Nil for the years ended March 31, 2018 and 2017 respectively.

Yinfu Gold Corporation

Notes to Audited Consolidated Financial Statements

(Stated in U.S. Dollars)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2018. The carrying values of our financial instruments, including, cash and cash equivalents; accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

Yinfu Gold Corporation

Notes to Audited Consolidated Financial Statements

(Stated in U.S. Dollars)

Business Combinations

In accordance with ASC 805-10, “Business Combinations”, the Company accounts for all business combinations using the acquisition method of accounting. Under this method, assets and liabilities, including any remaining non-controlling interests, are recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed, and non-controlling interests is recognized as goodwill. Certain adjustments to the assessed fair values of the assets, liabilities, or non-controlling interests made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded in income. Any cost or equity method interest that the Company holds in the acquired company prior to the acquisition is re-measured to fair value at acquisition with a resulting gain or loss recognized in income for the difference between fair value and the existing book value. Results of operations of the acquired entity are included in the Company’s results from the date of the acquisition onward and include amortization expense arising from acquired tangible and intangible assets.

Income Taxes, Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. For the years ended March 31, 2018 and 2017, since the Company has not generated any income, no provision was made for income taxes. Further, no deferred tax assets or liabilities were recognized as at March 31, 2018 and 2017.

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

The following table sets forth the computation of basic earnings per share, for the years ended March 31, 2018 and 2017:

	Year Ended March 31,
	2018	2017
Net loss – continuing operations	$(349,269)	$(120,032)
Net loss – discontinued operations	$-	$(150,001)
Net loss	$(349,269)	$(270,033)

Weighted average number of common shares outstanding - basic and diluted	9,917,592	9,917,592

Basic and diluted net loss per common share – continuing operations	$(0.04)	$(0.01)
Basic and diluted net loss per common share – discontinued operations	$-	$(0.02)
Basic and diluted net loss per common share	$(0.04)	$(0.03)

Yinfu Gold Corporation

Notes to Audited Consolidated Financial Statements

(Stated in U.S. Dollars)

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of March 31, 2018 and 2017.

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred. No advertising costs were incurred for the years ended March 31, 2018 and 2017.

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

Recent Accounting Pronouncements

Yinfu Gold Corporation

Notes to Audited Consolidated Financial Statements

(Stated in U.S. Dollars)

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

The FASB has issued Accounting Standards Update (ASU) No. 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that clarifies the guidance in ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10), as follows:

•	Issue 1: Equity Securities without a Readily Determinable Fair Value- Discontinuation - The amendment clarifies that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair value method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer. Once an entity makes this election, the entity should measure all future purchases of identical or similar investments of the same issuer using a fair value method in accordance with Topic 820.
•	Issue 2: Equity Securities without a Readily Determinable Fair Value- Adjustments - The amendment clarifies that the adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place.
•	Issue 3: Forward Contracts and Purchased Options - The amendment clarifies that remeasuring the entire value of forward contracts and purchased options is required when observable transactions occur on the underlying equity securities.
•	Issue 4: Presentation Requirements for Certain Fair Value Option Liabilities - The amendment clarifies that when the fair value option is elected for a financial liability, the guidance in paragraph 825-10- 45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15, Derivatives and Hedging- Embedded Derivatives, or 825-10, Financial Instruments- Overall.
•	Issue 5: Fair Value Option Liabilities Denominated in a Foreign Currency - The amendments clarify that for financial liabilities for which the fair value option is elected, the amount of change in fair value that relates to the instrument-specific credit risk should first be measured in the currency of denomination when presented separately from the total change in fair value of the financial liability. Then, both components of the change in the fair value of the liability should be remeasured into the functional currency of the reporting entity using end-of-period spot rates.
•	Issue 6: Transition Guidance for Equity Securities without a Readily Determinable Fair Value - The amendment clarifies that the prospective transition approach for equity securities without a readily determinable fair value in the amendments in ASU No. 2016-01 is meant only for instances in which the measurement alternative is applied. An insurance entity subject to the guidance in Topic 944, Financial Services- Insurance, should apply a prospective transition method when applying the amendments related to equity securities without readily determinable fair values. An insurance entity should apply the selected prospective transition method consistently to the entity’s entire population of equity securities for which the measurement alternative is elected.

For public business entities, ASU 2018-03 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt ASU 2018-03 until the interim period beginning after June 15, 2018, and public business entities with fiscal years beginning between June 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in ASU 2016-01. For all other entities, the effective date is the same as the effective date in ASU 2016-01.

Yinfu Gold Corporation

Notes to Audited Consolidated Financial Statements

(Stated in U.S. Dollars)

All entities may early adopt ASU 2018-03 for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted ASU 2016-01.

Management has considered all other recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. As of March 31, 2018, the Company had an accumulated deficit of $1,171,294 and net loss of $349,269 and net cash used in operations of $276,517 for the year ended March 31, 2018. Losses have principally occurred as a result of the substantial resources required for the operating of the two new wholly owned subsidiaries. These factors raise substantial doubt about its ability to continue as a going concern.

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

Yinfu Gold Corporation

Notes to Audited Consolidated Financial Statements

(Stated in U.S. Dollars)

On November 9, 2016, the Company filed a Schedule 14C with Securities and Exchange Commission for the 1 for 100 Reverse Stock Split. On February 16, 2017, the Company received a notification from the Financial Industry Regulatory Authority (“FINRA”) that the Company’s application for reverse stock split was approved by FIRNA and the market effective date was February 17, 2017. The post-split total shares outstanding is 9,917,592 shares with the fractional shares rounded down to the next whole share.

As of March 31, 2018 and March 31, 2017, the Company has 9,917,592 shares of common stock issued and outstanding.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NOTE 5 – SHORT-TERM LOAN

Ms. Wu, Fengqun is the lender of the loan. The fixed interest is $100 per annum. The term of borrowing is 1 year. The interest and the principal of the loan is to be repaid on June 30, 2018. The loan is not secured by any collateral. As of March 31, 2018, the short-term loan was $177,458.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the year ended March 31, 2018, Mr. Jiang, Libin, the President and a director of the Company, had advanced the Company $193,615 for operating expenses. These advances have been formalized by non-interest bearing demand notes.

During the year ended March 31, 2017, Mr. Jiang, Libin had advanced the Company $87,875 for operating expenses. These advances have been formalized by non-interest bearing demand notes.

As of March 31, 2018, the Company owed $487,358 and $407,662 to Mr. Tsap, Wai Ping, the former President of the Company (the “Former President”) and Mr. Jiang, Libin respectively.

As of March 31, 2017, the Company owed $487,358 and $214,047 to the Former President and Mr. Jiang, Libin respectively.

During the year ended March 31, 2018, no shares were issued to related parties.

NOTE 7–DISCONTINUED OPERATIONS

The Company originally intended to be involved in the exploration of minerals in the People’s Republic of China (the “PRC”). Based on management’s analysis of the current operations, expected growth, and opportunities in the sector, during the year ended March 31, 2015, the Company has determined to discontinue operations related to the Company’s subsidiary Element Resources International Limited (“ERI”), based in Hong Kong.

Based on the analysis of the management, the current assets from discontinued operations are deemed to be unrecoverable. Thus, management decided to write off the current assets from discontinued operations, i.e. $150,001 for the year ended March 31, 2017.

Yinfu Gold Corporation

Notes to Audited Consolidated Financial Statements

(Stated in U.S. Dollars)

During the year ended March 31, 2018, the Company disposed ERI. No gain or loss was recognized as a result of the disposal.

The following presents the financial information of the discontinued subsidiary of the Company, Element Resources International Limited.

	As of	As of
	March 31, 2018	March 31, 2017

Current assets	$-	$-
Total assets	$-	$-

Current liabilities	$-	$-
Total liabilities	$-	$-

Net assets	$-	$-

	For the Year Ended
	March 31,
	2018	2017

Revenue	$-	$-
General and administrative	-	150,001
Other expenses	-	-
Net loss	$-	$(150,001)

For the Year Ended
March 31,
	2018	2017

Net cash provided by operating activities	$-	$-
Net cash provided by investing activities	$-	$-
Net cash provided by financing activities	$-	$-

NOTE 7 – CORRECTION OF ERROR

The Company has discovered errors in recording certain recapitalization transaction during the year ended March 31, 2015, in which a negative net capital was recognized as a result of the transaction with CEI (note 1). The Company reevaluated the entry and believe that the capital account should be adjusted to accurately reflect the Company’s capitalization. As a result, the company reclassified the presentation of the capital accounts by recording the capital deficiency as accumulated deficit. The Company has rectified this error and, since the correction only involves a reclassification within the capital accounts, there was no impact on the Company’s financial position and result of operations. The detail of the adjustment is reflected in the statement of changes in shareholders’ deficiency.

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the 2018 fiscal years.

Effective December 1, 2017 the Board of Directors of Yinfu Gold Corporation, (the “Company”) dismissed Anthony Kam & Associates, Ltd. (“AKAM”) of Hong Kong, as the Company’s auditor. On November 29, 2017 Yinfu Gold Corporation received notification from the US Securities and Exchange Commission (“SEC”) that the Public Company Accounting Oversight Board (“PCAOB”) has revoked the registration of our independent registered public accounting firm, Anthony Kam & Associates Ltd.

The report issued by AKAM dated May 29, 2017 relating to its audit of our balance sheet as of March 31, 2017 and the related statement of operations, stockholder’s deficit and cash flows for the year ending March 31, 2017 with an unqualified opinion.

Our decision to dismissed AKAM is not the result of any disagreement between us and AKAM on matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures. During our most recent fiscal years through the date of AKAM, there were no disagreements with AKAM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of AKAM, would have caused AKAM to make a reference to the subject matter of the disagreement in connection with its reports. Pursuant to the rules of the SEC applicable to smaller reporting companies, AKAM was not required to provide an attestation as to the effectiveness of our internal control over financial reporting.

There were no reportable events (as that term is defined in Item 304(a)(1)(v) of Regulation S-K) during our most recent fiscal years through the date of dismissal of AKAM. Our Board of Directors discussed the subject matter referred to above with AKAM. We authorized AKAM to respond fully and without limitation to all requests of our successor accountant concerning all matters related to the annual and interim periods audited and reviewed by AKAM, including with respect to the subject matter of any reportable event.

Effective December 1, 2017, the Company has engaged WWC, Professional Corporation (“WWC”) of San Mateo, California as its new registered independent public accountant. Prior to December 1, 2017 the Company did not consult with WWC regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by WWC in either case where written or oral advice provided by WWC would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”)/Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our CEO/CFO of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this evaluation and the existence of the material weaknesses discussed below in ”Management’s Report on Internal Control over Financial Reporting,” our management, including our CEO/CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Report.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2018 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2018 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of March 31, 2018.

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

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our Chief Executive Officer and Chief Financial Officer. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended March 31, 2018, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Jiang, Libin	President, Secretary and Director	56	December 12, 2015
Zhang, Hong	Director	56	December 12, 2015
Tsang, Yuk Chuen	Chief Financial Officer	44	March 1, 2016

Background of Officers and Directors

Jiang, Libin: President and Director

Mr. Jiang, Libin graduated in June 1985 with an International Trade Diploma from Shenzhen University, Guangdong, China with a major in foreign economy and trade. From July 1980 to December 1997 he worked as Section Chief and General Manager in the Economy and Trade Ministry of Foreign Trade Group for foreign trade in China where he was responsible for import and export trade and strategic development planning.

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

From May 1996 to September 2005, he was General Manager of Shenzhen Peizheng Pharmaceutical Co., Ltd. and in charge of R&D, production and sales of new-type special effect medicine. From July 1992 to May 1996 he served as Deputy Director and later Director of Shenzhen Office of the Fifth Office of the Guangxi Zhuang Autonomous Region, responsible for coordination between governmental departments and international information and cultural exchange.

From May 1983 to July 1992, he was Business Chief at the Introduction Division of the Economic Office of Futian District Government, Shenzhen (a state officer), responsible for international affairs, processing raw materials on clients’ demands, assembly of parts for clients and processing according to the clients’ samples or engaging in compensation trade, foreign investment attraction, joint venture cooperation, import and export trade, customs declaration and clearance.

From September 1981 to May 1983, he was a state officer at the Urban Construction Command Department of Bao’an Township, Shenzhen with job responsibilities relating to urban planning and development, building construction, mechanical equipment, utility installation, earth and stone work engineering and transportation.

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

Tsang, Yuk Chuen: Chief Financial Officer

Mr. Tsang, Yuk Chuen joined ELRE as Chief Financial Officer in March 2016. He brings more than 10 years of financial and management experience to the company. Before ELRE, Mr. Tsang served as CFO for Aetos Group Inc. for 5 years. At Aetos Group, he provided executives with timely and accurate financial statements, ongoing cash flow projections, oversight over accounting and finance operations, as well as design and maintenance of the financial reporting structures.

Mr. Tsang was a senior auditor from 2007 to 2010 in Harrington Group CPAs LLP in California, USA. As a senior auditor, he was not only responsible for auditing financial statements, but also help clients to evaluate all aspects of their internal control systems. He typically assisted with the identification of key risks and design of mitigating controls, documentation of principle procedures and performing pre-audit testing to evaluate existing compliance.

Mr. Tsang was an accounting manager from 2004 to 2006 at Ogeek LLC in California, USA.

Mr. Tsang was a sales and marketing manager from 2000 to 2003 at BTC Inc. in California, USA.

Mr. Tsang holds a Master degree in Accounting and Information System from University of Kansas.

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

Compliance with Section 16(a) of the Exchange Act

The Company’s common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

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

Our board of directors currently consists of two members, Jiang, Libin and Zhang Hong. The Board held no formal meetings during the year ended March 31, 2018. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Wyoming General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of March 31, 2018, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently the Company is developing a comprehensive Board of Directors and does not have an Audit Committee. The Company intends to appoint audit, compensation and other applicable committee members as it appoints individuals with pertinent expertise.

Audit Committee Financial Expert

Our board of directors does not have a member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jiang, Libin President, Secretary and Director (1)	2016/2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2017/2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Zhang, Hong Director (2)	2016/2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2017/2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Tsang, Yuk Chuen Chief Financial Officer (3)	2016/2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2017/2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) Jiang, Libin was appointed as the President, Secretary and Director on December 12, 2015.

(2) Zhang, Hong was appointed as a Director on December 12, 2015.

(3) Tsang, Yuk Chuen was appointed as the Chief Financial Officer on March 1, 2016.

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

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended March 31, 2018.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended March 31, 2018.

Option Exercises and Stock Vested

During the year ended March 31, 2018, there were no options exercised by our named officer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 11, 2018, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage (2) of Class
Spread Rich Development Limited Poon, Shuk Ming Maggie (Beneficial Owner) Unit B, 5/F, CKK Commercial Centre, 289 Hennessy Road, Wanchai, Hong Kong	2,812,500 (Indirect)	28.36% Common

Directors and Executive Officers as a Group (3 people)	603,170	6.08% Common

Item 13. Certain Relationships and Related Transactions, and Director Independence

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Shareholder loan

Up to March 31, 2018, Mr. Jiang, Libin, the President and a director of the Company, has advanced the Company $407,662 and Mr. Tsap, Wai Ping, the former President of the Company who resigned on October 31, 2014, has advanced the Company $487,358 for operating expenses.

Director Independence

Our Board of Directors has determined that it does not have a member that is “independent” as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Exchange Act.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2018 and the year ended March 31, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended March 31, 2018	Year Ended March 31, 2017
Audit fees (1)	$15,640	$12,500
Audit related fees (2)	$205	$-
Tax fees (3)	$-	$-
All other fees (4)	$-	$-
Total	$15,845	$12,500

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

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

Exhibit Number	Description of Exhibit
(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s S-1 Registration Statement filed July 10, 2008)

3.2	Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.3 to the registrant’s S-1 Registration Statement filed July 10, 2008)

3.3	Amendment to the Articles of Incorporation (incorporated by reference to the registrant’s Schedule 14C filed August 3, 2010)

3.4	By-laws (incorporated by reference to Exhibit 3.2 to the registrant’s S-1 Registration Statement filed July 10, 2008)

(10)	Material Contracts

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification of Principal Executive pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

(32)	Section 1350 Certifications

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Yinfu Gold Corporation
(Registrant)

Date: June 28, 2018	/s/ Jiang, Libin
Jiang, Libin
President, Secretary and Director

Date: June 28, 2018	/s/ Tsang, Yuk Chuen
Tsang, Yuk Chuen
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 28, 2018	/s/ Jiang, Libin
Jiang, Libin
President, Secretary and Director

Date: June 28, 2018	/s/ Tsang, Yuk Chuen
Tsang, Yuk Chuen Chief Financial Officer

