Form 10-Q
period 2018-06-30
Yinfu Gold Corp.
filed 2018-08-20
CIK 1438461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 20, 2018, the Company had 9,917,592 shares of common stock outstanding.

YINFU GOLD CORPORATION

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2018

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the period ended June 30, 2018 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

Table of Content

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars)

	June 30, 2018	March 31, 2018
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$3,376	$55,054
Other receivables	5,726	5,915
TOTAL ASSETS	$9,102	$60,969

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$116,293	$162,425
Short-term loan	177,458	177,458
Note payable - related party	969,253	895,020
TOTAL LIABILITIES	1,263,004	1,234,903

STOCKHOLDERS’ DEFICIT
Common stock, 3,000,000,000 shares authorized; par value $0.001, 9,917,592 shares issued and outstanding	9,918	9,918
Accumulated deficit	(1,260,741)	(1,171,294)
Accumulated other comprehensive loss	(3,079)	(12,558)
Total Stockholders’ Deficit	(1,253,902)	(1,173,934)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,102	$60,969

See Notes to the Condensed Consolidated Financial Statements.

Table of Content

YINFU GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Stated in U.S. Dollars)

	For the Three Months Ended June 30,
	2018	2017

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	74,418	67,690
Professional fees	15,029	23,360
Total Operating Expenses	89,447	91,050

Net loss from Operations	(89,447)	(91,050)

Other Income and (Expense)
Provision for income taxes	-	-
Net loss	$(89,447)	$(91,050)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	9,917,592	9,917,592

See Notes to the Condensed Consolidated Financial Statements.

5

Table of Content

YINFU GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited) (Stated in U.S. Dollars)

	For the Three Months End June 30,
	2018	2017

NET LOSS	$(89,447)	$(91,050)

OTHER COMPREHENSIVE LOSS NET OF TAX:
Foreign currency translation adjustments	9,479	(1,005)

OTHER COMPREHENSIVE INCOME (LOSS)	$9,479	$(1,005)

COMPREHENSIVE LOSS	$(79,968)	$(92,055)

See Notes to the Condensed Consolidated Financial Statements.

Table of Content

YINFU GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Stated in U.S. Dollars)

	For the Three Months End June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(89,447)	$(91,050)
Changes in operating activities:
Other receivables	189	(1,479)
Accounts payable and accrued liabilities	(46,132)	1,255
Net cash used in operating activities	(135,390)	(91,274)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loan	-	9,571
Net proceeds from related parties	74,233	23,791
Net Cash Provided by Financing Activities	74,233	33,362

Effects on changes in foreign exchange rate	9,479	(1,005)
Net decrease in cash and cash equivalents	(51,678)	(58,917)
Cash and cash equivalents, beginning of period	55,054	81,763
Cash and cash equivalents, end of period	$3,376	$22,846

See Notes to the Consolidated Financial Statements.

Table of Content

YINFU GOLD CORPORATION

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

June 30, 2018

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

Table of Content

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

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the firm’s Annual Report on Form 10-K for the year ended March 31, 2018. The condensed consolidated financial information as of March 31, 2018 has been derived from audited consolidated financial statements not included herein. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

_________

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

Table of Content

Foreign Currency Translation and Re-measurement

In accordance with ASC 830, “Foreign Currency Matters”, the Company’s foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as other comprehensive income (loss) in stockholders’ equity. Revenue and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred. The Company had foreign currency translations gain/(loss) of $9,479 and $(1,005) for the three months ended June 30, 2018 and 2017 respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2018. The carrying values of our financial instruments, including, cash and cash equivalents; accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

Table of Content

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at June 30, 2018 and March 31, 2018.

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

The following table sets forth the computation of basic earnings (loss) per share, for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017
Net loss	$(89,447)	$(91,050)

Weighted average common shares outstanding (basic and diluted)	9,917,592	9,917,592

Net loss per common share, basic and diluted	$(0.01)	$(0.01)

Table of Content

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, as well as other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of June 30, 2018 and March 31, 2018.

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

Table of Content

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

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred. No advertising costs were incurred for the three months ended June 30, 2018 and 2017 respectively.

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

Table of Content

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

NOTE 4–STOCKHOLDERS’EQUITY (DEFICIT)

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

As of June 30, 2018 and 2017, the Company has 9,917,592 shares of common stock issued and outstanding.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NOTE 5 – SHORT-TERM LOAN

Ms Wu, Fengqun is the lender of the loan. The fixed interest is $100 per annum. The term of borrowing is 1 year. The interest and the principal of the loan is to be repaid on June 30, 2019. The loan is not secured by any collateral. For the three months ended June 30, 2018 and 2017, the short-term loan was $177,458 and $118,278 respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2018, Mr. Jiang, Libin, the President and a director of the Company, had advanced the Company $74,233 for operating expenses. During the three months ended June 30, 2017, the Company has paid back $2,882 to Mr. Jiang, Libin, the President and a director of the Company. These advances have been formalized by non-interest bearing demand notes.

As of June 30, 2018, the Company owed $487,358 and $481,895 to Mr. Tsap, Wai Ping, the former President of the Company (the “Former President”) and Mr. Jiang, Libin respectively.

As of March 31, 2018, the Company owed $487,358 and $407,662 to the Former President and Mr. Jiang, Libin respectively.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

Table of Content

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

In 2018, we plan to establish ourselves as a known P2P online lending service provider. We provide an online lending platform that matches lenders directly with the borrowers and charge a commission fee. Through our P2P platform, lenders can earn higher returns compared to savings and investment products offered by banks, where borrowers can borrow money at lower interest rate.

Table of Content

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

Results of Operations

We have generated no revenues and have incurred $1,260,741 in expenses through June 30, 2018.

The following table provides selected financial data about our company as of June 30, 2018 and March 31, 2018.

	June 30, 2018	March 31, 2018
Cash	$3,376	$55,054
Total Assets	$9,102	$60,969
Total Liabilities	$1,263,004	$1,234,903
Stockholders’ Equity (Deficit)	$(1,253,902)	$(1,173,934)

As of June 30, 2018, the Company’s cash balance was $3,376 compared to $55,054 as of March 31, 2018, and our total assets as of June 30, 2018, were $9,102 compared with $60,969 as of March 31, 2018. The decrease in cash and total assets were due to paying off some liabilities.

As of June 30, 2018, the Company had total liabilities of $1,263,004 compared with total liabilities of $1,234,903 as of March 31, 2018. The increase in total liabilities was primarily attributed to the increase of advance from the President for operating expenses.

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Revenue	$-	$-
Operating Expenses
General and administrative	74,418	67,690
Professional fees	15,029	23,360

Total Operating Expenses	89,447	91,050

Income (Loss) from Operation	$(89,447)	$(91,050)

Table of Content

Revenues

The Company has generated no revenues during the three months ended June 30, 2018 and 2017.

Operating expenses

For the three months ended June 30, 2018, total operating expenses were $89,447, which consisted general and administrative fees and professional fees. For the three months ended June 30, 2017, total operating expenses were $91,050, which consisted general and administrative fees and professional fees. The decrease in total operating expenses is immaterial.

Liquidity and Capital Resources

Working Capital

	As of June 30, 2018	As of March 31, 2018
Current Assets	$9,102	$60,969
Current Liabilities	$1,263,004	$1,234,903
Working Capital Deficiency	$(1,253,902)	$(1,173,934)

As of June 30, 2018, the Company had a working capital deficiency of $1,253,902 compared with working capital deficiency of $1,173,934 as of March 31, 2018. The increase in working capital deficiency was primarily attributed to the increase in current liabilities due to the increase of advance from the President for operating expenses.

Cash Flows	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Cash Flows Used in Operating Activities	$(135,390)	$(91,274)
Cash Flows Provided by Investing Activities	$-	$-
Cash Flows Provided by Financing Activities	$74,233	$33,362
Effects on change in foreign exchange rate	$9,479	$(1,005)
Net Increase (decrease) in Cash During Period	$(51,678)	$(58,917)

Table of Content

Cash Flows Used in Operating Activities

During the three months ended June 30, 2018, the Company had $135,390 in cash used in operating activities, which was attributed from loss from operations of $89,447 and decrease in accounts payable and accrued liabilities of $46,132 and decrease in other receivables of $189. During the three months ended June 30, 2017, the Company had $91,274 in cash used in operating activities, which was attributed from loss from operations of $91,050 and increase in accounts payable and accrued liabilities of $1,255 and increase in other receivables of $1,479.

Cash Flows Provided by Investing Activities

During the three months ended June 30, 2018 and 2017, the Company used no cash in investing activities.

Cash Flows Provided by Financing Activities

During the three months ended June 30, 2018, the President has advanced the Company $74,233 for operating expenses. During the three months ended June 30, 2017, the President has advanced the Company $23,791 for operating expenses and has proceeds of $9,571 from a new short-term loan.

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

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

As of June 30, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Table of Content

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with their review of our financial statements as of June 30, 2018.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2018, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Table of Content

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 1A.Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No stock was sold during the quarter ended June 30, 2018.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Table of Content

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

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Yinfu Gold Corporation
(Registrant)

Dated: August 20, 2018	/s/ Jiang, Libin
Jiang, Libin
Chief Executive Officer

