Form 10-Q
period 2018-09-30
Yinfu Gold Corp.
filed 2018-11-14
CIK 1438461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 14, 2018, the Company had 9,917,592 shares of common stock outstanding.

YINFU GOLD CORPORATION

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2018

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the period ended September 30, 2018 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars)

	September 30, 2018	March 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$906	$55,054
Other receivables	6,115	5,915
TOTAL ASSETS	$7,021	$60,969

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$119,544	$162,425
Short-term loan	177,458	177,458
Note payable - related party	1,028,706	895,020
TOTAL LIABILITIES	1,325,708	1,234,903

STOCKHOLDERS' DEFICIT
Common stock, 3,000,000,000 shares authorized; par value $0.001, 9,917,592 shares issued and outstanding	9,918	9,918
Accumulated deficit	(1,333,999)	(1,171,294)
Accumulated other comprehensive gain (loss)	5,394	(12,558)
Total Stockholders' Deficit	(1,318,687)	(1,173,934)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,021	$60,969

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Stated in U.S. Dollars)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September30,
	2018	2017	2018	2017

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	49,353	60,618	123,771	128,308
Professional fees	23,905	15,030	38,934	38,390
Total Operating Expenses	73,258	75,648	162,705	166,698

Net loss from Operations	(73,258)	(75,648)	(162,705)	(166,698)

Other Income and (Expense)
Provision for income taxes	-	-	-	-
Net loss	$(73,258)	$(75,648)	$(162,705)	$(166,698)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	9,917,592	9,917,592	9,917,592	9,917,592

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited) (Stated in U.S. Dollars)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2018	2017	2018	2017

NET LOSS	$(73,258)	$(75,648)	$(162,705)	$(166,698)

OTHER COMPREHENSIVE INCOME (LOSS) NET OF TAX:
Foreign currency translation adjustments	8,473	(1,180)	17,952	(2,185)

OTHER COMPREHENSIVE INCOME (LOSS)	$8,473	$(1,180)	$17,952	$(2,185)

COMPREHENSIVE LOSS	$(64,785)	$(76,828)	$(144,753)	$(168,883)

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Stated in U.S. Dollars)

	For the Six Months End September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(162,705)	$(166,698)
Changes in operating activities:
Other receivables	(200)	(962)
Accounts payable and accrued liabilities	(42,881)	3,437
Net cash used in operating activities	(205,786)	(164,223)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loan	-	62,504
Proceeds from note payable-related parties	133,686	28,879
Net Cash Provided by Financing Activities	133,686	91,383

Effects on changes in foreign exchange rate	(17,952)	(2,185)
Net decrease in cash and cash equivalents	(54,148)	(72,840)
Cash and cash equivalents, beginning of period	55,054	81,763
Cash and cash equivalents, end of period	$906	$6,738

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

September 30, 2018

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

Name of Subsidiary	State or Jurisdiction of Organization of Entity	Attributable equity interest
Yinfu Group Overseas Investment & Finance Limited (“BVI”)*	BVI	100%
Element Resources International Limited (“ERI”)**	Hong Kong	100%
Yinfu Group International Holdings Limited (“HK”)	Hong Kong	100%
Yinfu International Holdings Limited (“WOFE”)	P.R.C.	100%

____________

*	Previously known as China Enterprise Overseas Investment & Finance Group Limited (“CEI”).
**	Disposed during the year ended March 31, 2018.

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

Foreign Currency Translation and Re-measurement

In accordance with ASC 830, “Foreign Currency Matters”, the Company's foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as other comprehensive income (loss) in stockholders' equity. Revenue and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred. The Company had foreign currency gain/(loss) of $17,952 and $(2,185) for the six months ended September 30, 2018 and 2017 respectively.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at September 30, 2018 and March 31, 2018.

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

The following table sets forth the computation of basic earnings (loss) per share, for the six months ended September 30, 2018 and 2017:

	Six Months Ended September 30,
	2018	2017
Net loss	$(162,705)	$(166,698)
Weighted average common shares outstanding (basic and diluted)	9,917,592	9,917,592
Net loss per common share, basic and diluted	$(0.02)	$(0.02)

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, as well as other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of September 30, 2018 and March 31, 2018.

Recent Accounting Pronouncements

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The standard provides financial statement preparers with an option to reclassify stranded tax effects within Accumulated Other Comprehensive Income (AOCI) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted.

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

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred. No advertising costs were incurred for the six months ended September 30, 2018 and 2017 respectively.

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

Revenue Recognition

The Company will recognize revenue from the sale of products and services in accordance with ASC 605, “Revenue Recognition.” However, the Company will recognize revenue only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;

ii)	Service has been provided;

iii)	The fee is fixed or determinable; and,

iv)	Collection is reasonably assured

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

As of September 30, 2018 and March 31, 2018, the Company has 9,917,592 shares of common stock issued and outstanding.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NOTE 5 – SHORT-TERM LOAN

Ms Wu Fengqun is the lender of the loan. The fixed interest is $100 per annum. The term of borrowing is 1 year. The interest and the principal of the loan is to be repaid on June 30, 2019. The loan is not secured by any collateral. For the six months ended September 30, 2018 and 2017, the short-term loan was $177,458 and $171,211 respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2018, Mr. Jiang Libin, the President and a director of the Company, has advanced the Company $133,686 for operating expenses. During the six months ended September 30, 2017, Mr. Jiang Libin has advanced the Company $2,663 for operating expenses. These advances have been formalized by non-interest bearing demand notes.

As of September 30, 2018, the Company owed $487,358 and $541,348 to Mr. Tsap Wai Ping, the former President of the Company (the “Former President”) and Mr. Jiang Libin respectively.

As of March 31, 2018, the Company owed $487,358 and $407,662 to the Former President and Mr. Jiang Libin respectively.

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

Results of Operations

We have generated no revenues and have incurred $1,333,999 in expenses through September 30, 2018.

The following table provides selected financial data about our company as of September 30, 2018 and March 31, 2018.

	September 30, 2018	March 31, 2018
Cash	$906	$55,054
Total Assets	$7,021	$60,969
Total Liabilities	$1,325,708	$1,234,903
Stockholders’ Equity (Deficit)	$(1,318,687)	$(1,173,934)

As of September 30, 2018, the Company’s cash balance was $906 compared to $55,054 as of March 31, 2018, and our total assets as of September 30, 2018, were $7,021 compared with $60,969 as of March 31, 2017. The decrease in cash and total assets were due to paying off some liabilities.

As of September 30, 2018, the Company had total liabilities of $1,325,708 compared with total liabilities of $1,234,903 as of March 31, 2018. The increase in total liabilities was primarily attributed to the increase of advance from the President for operating expenses.

	Six Months Ended September 30, 2018	Six Months Ended September 30, 2017
Revenue	$-	$-
Operating Expenses
General and administrative	123,771	128,308
Professional fees	38,934	38,390
Total Operating Expenses	162,705	166,698
Income (Loss) from Operation	$(162,705)	$(166,698)

Revenues

The Company has generated no revenues during the six months ended September 30, 2018 and 2017.

Operating expenses

For the six months ended September 30, 2018, total operating expenses were $162,705, which consisted of general and administrative fees and professional fees. For the six months ended September 30, 2017, total operating expenses were $166,698, which consisted of general and administrative fees and professional fees. The decrease in total operating expenses is immaterial.

Liquidity and Capital Resources

Working Capital

	As of September 30, 2018	As of March 31, 2018
Current Assets	$7,021	$60,969
Current Liabilities	$1,325,708	$1,234,903
Working Capital Deficiency	$(1,318,687)	$(1,173,934)

As of September 30, 2018, the Company had a working capital deficiency of $1,318,687 compared with working capital deficiency of $1,173,934 as of March 31, 2018. The increase in working capital deficiency was primarily attributed to the increase in current liabilities due to the increase of advance from the President for operating expenses.

Cash Flows	Six Months Ended September 30, 2018	Six Months Ended September 30, 2017
Cash Flows Used in Operating Activities	$(205,786)	$(164,223)
Cash Flows Provided by Investing Activities	$-	$-
Cash Flows Provided by Financing Activities	$133,686	$91,383
Effects on change in foreign exchange rate	$17,952	$(2,185)
Net Increase (decrease) in Cash During Period	$(54,148)	$(72,840)

Cash Flows Used in Operating Activities

During the six months ended September 30, 2018, the Company had $205,786 in cash used in operating activities, which was attributed from loss from operations of $162,705 and decrease in accounts payable and accrued liabilities of $42,881 and increase in other receivables of $200. During the six months ended September 30, 2017, the Company had $164,223 in cash used in operating activities, which was attributed from loss from operations of $166,698 and increase in accounts payable and accrued liabilities of $3,437 and increase in other receivables of $962. The increase in cash used is mainly due to paying off some liabilities.

Cash Flows Provided by Investing Activities

During the six months ended September 30, 2018 and 2017, the Company used no cash in investing activities.

Cash Flows Provided by Financing Activities

During the six months ended September 30, 2018, the President has advanced the Company $133,686 for operating expenses. During the six months ended September 30, 2017, the President has advanced the Company $28,879 for operating expenses and has proceeds of $62,504 from a new short-term loan.

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

Item 4. Controls and Procedures.

Management's Report on Disclosure Controls and Procedures

As of September 30, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with their review of our financial statements as of September 30, 2018.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2018, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No stock was sold during the quarter ended September 30, 2018.

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

Yinfu Gold Corporation
(Registrant)

Dated: November 14, 2018	/s/ Jiang, Libin
Jiang, Libin
Chief Executive Officer

