Form 10-Q
period 2018-12-31
Yinfu Gold Corp.
filed 2019-02-19
CIK 1438461

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of February 17, 2019, the Company had 9,917,592 shares of common stock outstanding.

YINFU GOLD CORPORATION

Quarterly Report on Form 10-Q

For the Period Ended December 31, 2018

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the period ended December 31, 2018 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

TABLE OF CONTENT

PART I. FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

	December 31, 2018	March 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$739	$55,054
Other receivables	6,053	5,915
TOTAL ASSETS	$6,792	$60,969

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$107,046	$162,425
Short-term loan	177,200	177,458
Note payable - related party	1,091,917	895,020
TOTAL LIABILITIES	1,376,163	1,234,903

STOCKHOLDERS' EQUITY DEFICIT
Common stock, 3,000,000,000 shares authorized; par value $0.001, 9,917,592 shares issued and outstanding	9,918	9,918
Accumulated deficit	(1,384,897)	(1,171,294)
Accumulated other comprehensive income (loss)	5,608	(12,558)
Total Stockholders' Deficit	(1,369,371)	(1,173,934)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,792	$60,969

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December31,
	2018	2017	2018	2017

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	47,437	61,243	171,208	188,583
Professional fees	3,461	12,729	42,395	52,096
Total Operating Expenses	50,618	73,972	213,603	240,679

Net Income (loss) from Operations	(50,898)	(73,972)	(213,603)	(240,679)

Other Income and Expense
Provision for income taxes	-	-	-	-
Net loss	$(50,898)	$(73,972)	$(213,603)	$(240,679)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	9,917,592	9,917,592	9,917,592	9,917,592

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December31,
	2018	2017	2018	2017

NET LOSS	$(50,898)	$(73,972)	$(213,603)	$(240,679)

OTHER COMPREHENSIVE INCOME (LOSS) NET OF TAX:
Foreign currency translation adjustments	213	(1,396)	18,166	(3,581)

OTHER COMPREHENSIVE INCOME (LOSS)	$213	$(1,396)	$18,166	$(3,581)

COMPREHENSIVE LOSS	$(50,685)	$(75,368)	$(195,437)	$(244,260)

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months End December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(213,603)	$(240,679)
Changes in operating activities:
Other receivables	(138)	-
Prepaid expenses	-	(16,935)
Accounts payable and accrued liabilities	(55,379)	6,713
Net cash used in operating activities	(269,120)	(250,901)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from/Repayments to short-term loan	(258)	172,693
Proceeds from note payable - related parties	196,897	81,384
Net Cash Provided by Financing Activities	196,639	254,077

Effects on changes in foreign exchange rate	18,166	(3,581)
Net decrease in cash and cash equivalents	(54,315)	(405)
Cash and cash equivalents, beginning of period	55,054	2,452
Cash and cash equivalents, end of period	$739	$2,047

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

December 31, 2018

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

Name of Subsidiary	State or Jurisdiction of Organization of Entity	Attributable equity interest
Yinfu Group Overseas Investment & Finance Ltd (“BVI”)*	BVI	100%
Element Resources International Ltd (“ERI”)**	Hong Kong	100%
Yinfu Group International Holdings Ltd (“HK”)	Hong Kong	100%
Yinfu International Holdings Ltd (“WOFE”)	P.R.C.	100%

*	Previously known as China Enterprise Overseas Investment & Finance Group Limited (“CEI”).
**	Disposed during the year ended March 31, 2018.

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

Foreign Currency Translation and Re-measurement

In accordance with ASC 830, “Foreign Currency Matters”, the Company's foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as other comprehensive income (loss) in stockholders' equity. Revenue and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred. The Company had foreign currency translations gain/(loss) of $18,166 and $(3,581) for the nine months ended December 31, 2018 and 2017 respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2018. The carrying values of our financial instruments, including, cash and cash equivalents; accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at December 31, 2018 and March 31, 2018.

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, as well as other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of December 31, 2018 and March 31, 2018.

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

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred. No advertising costs were incurred for the nine months ended December 31, 2018 and 2017 respectively.

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

The Company has 9,917,592 shares of common stock issued and outstanding as of December 31, 2018, and March 31, 2018, respectively

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NOTE 5 - SHORT-TERM LOAN

Ms. Wu Fengqun is the lender of the loan. The fixed interest is $100 per annum. The term of borrowing is one year. The interest and the principal of the loan is to be repaid on June 30, 2019. The loan is not secured by any collateral.

The short-term loan outstanding was $177,200 and $177,458 as of December 31, 2018, and March 31, 2018, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

Mr. Jiang Libin, the President and a director of the Company, has advanced $196,897 and $81,384 to the Company for operating expenses during the nine months ended December 31, 2018, and 2017 respectively. These advances have been formalized by non-interest-bearing demand notes.

The Company owed $604,559 and $407,662 to the Mr. Jiang Libin as of December 31, 2018, and March 31, 2018, respectively.

The Company owed $487,358 and $487,358 to Mr. Tsap Wai Ping, the Former President of the Company, as of December 31, 2018, and March 31, 2018, respectively.

NOTE 7 - INCOME TAX

Yinfu Group Overseas Investment & Finance Ltd was incorporated under the current laws of the British Virgin Islands which is not subject to tax on income or capital gains.

Yinfu Group International Holdings Ltd was incorporated under the Hong Kong tax laws, the statutory income tax rate is 16.5%. Subsidiaries in Hong Kong are exempted from income tax on their foreign-derived income and there are no withholding taxes in Hong Kong on remittance of dividends.

Yinfu International Holdings Ltd (“WOFE”) was incorporated under the China Enterprise Income Tax Law, or the EIT Law, domestic enterprises and foreign investment enterprises, or FIE, are subject to a unified 25% enterprise income tax rate, except for certain entities that are entitled to tax holidays or exemptions.

Yinfu Gold Corporation was incorporated under the law the United States of America laws, the statutory income tax rate is 35%.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 34% to a flat 21% rate, effective January 1, 2018. As a result of the reduction in the U.S. corporate income tax rate from 34% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax assets.

Yinfu Gold Corporation has accumulated approximately $910,433 of net operating losses (“NOL”) carried forward to offset future taxable income in United States. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

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

Results of Operations

We have generated no revenues and have incurred $1,384,897 in expenses since inception through December 31, 2018.

The following table provides selected financial data about our company as of December 31, 2018 and March 31, 2018.

	December 31, 2018	March 31, 2018
Cash	$739	$55,054
Total Assets	$6,792	$60,969
Total Liabilities	$1,376,163	$1,234,903
Stockholders’ Deficit	$(1,369,371)	$(1,173,934)

As of December 31, 2018, the Company’s cash balance was $739 compared to $55,054 as of March 31, 2018, and our total assets as of December 31, 2018, were $6,792 compared with $60,969 as of March 31, 2018. The decrease in cash and total assets were due to paying off some liabilities.

As of December 31, 2018, the Company had total liabilities of $1,376,163 compared with total liabilities of $1,234,903 as of March 31, 2018. The increase in total liabilities was primarily attributed to the increase of advance from the President for operating expenses.

	Nine Months Ended December 31, 2018	Nine Months Ended December 31, 2017
Revenue	$-	$-
Operating Expenses
General and administrative	171,208	188,583
Professional fees	42,395	52,096

Total Operating Expenses	213,603	240,679

Income (Loss) from Operation	$(213,603)	$(240,679)

Revenues

The Company has generated no revenues during the nine months ended December 31, 2018 and 2017.

Operating expenses

For the nine months ended December 31, 2018, total operating expenses were $213,603 , which consisted of general and administrative fees and professional fees. For the nine months ended December 31, 2017, total operating expenses were $240,679, which consisted of general and administrative fees and professional fees. The decrease in total operating expenses is due to the consulting service provided by third party is terminated.

Liquidity and Capital Resources

Working Capital

	As of December 31, 2018	As of March 31, 2018
Current Assets	$6,792	$60,969
Current Liabilities	$1,376,163	$1,234,903
Working Capital Deficiency	$(1,369,371)	$(1,173,934)

As of December 31, 2018, the Company had a working capital deficiency of $1,369,371 compared with working capital deficiency of $1,173,934 as of March 31, 2018. The increase in working capital deficiency was primarily attributed to the increase in current liabilities due to the increase of advance from the President for operating expenses.

Cash Flows	Nine Months Ended December 31, 2018	Nine Months Ended December 31, 2017
Cash Flows Used in Operating Activities	$(269,120)	$(250,901)
Cash Flows Provided by Investing Activities	$-	$-
Cash Flows Provided by Financing Activities	$196,639	$254,077
Effects on change in foreign exchange rate	$18,166	$(3,581)
Net Increase (decrease) in Cash During Period	$(54,315)	$(405)

Cash Flows Used in Operating Activities

During the nine months ended December 31, 2018, the Company had $269,120 in cash used in operating activities, which was attributed from loss from operations of $213,603 , increase of other receivables of $138 and decrease in accounts payable and accrued liabilities of $55,379. During the nine months ended December 31, 2017, the Company had $250,901 in cash used in operating activities, which was attributed from loss from operations of $240,679 and increase of prepaid expenses of $16,935 and increase in accounts payable and accrued liabilities of $6,713.

Cash Flows Provided by Investing Activities

During the nine months ended December 31, 2018 and 2017, the Company used no cash in investing activities.

Cash Flows Provided by Financing Activities

During the nine months ended December 31, 2018, the President has advanced the Company $196,897 for operating expenses. During the nine months ended December 31, 2017, the President has advanced the Company $81,384 for operating expenses.

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

Item 4.  Controls and Procedures.

Management's Report on Disclosure Controls and Procedures

As of December 31, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with their review of our financial statements as of December 31, 2018.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2018, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 1A. Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

No stock was sold during the quarter ended December 31, 2018.

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

Yinfu Gold Corporation
(Registrant)

Dated: February 19, 2019	By:	/s/ Jiang Libin
Jiang Libin
Chief Executive Officer

