Form 10-K
period 2019-03-31
Yinfu Gold Corp.
filed 2019-07-16
CIK 1438461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	ELRE	OTCQB

As of June 15, 2019, we have 9,917,592 shares of common stock, par value $0.001 per share issued and outstanding.

Yinfu Gold Corporation Form 10-K March 31, 2019 Table of Contents

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

The Company has limited cash on hand. We have sustained losses for year ended March 31, 2019 and has relied solely upon the funding obtained from management and significant stockholders.

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

Employees

We currently have eight employees, including our president and directors who serve without remuneration. To the best of our knowledge, we are in compliance with local prevailing wage regulations. None of our employees is represented by any collective bargaining agreement, and our relationship with our employees is good.

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

The following table sets forth the quarterly high and low bid prices for the common stock from March 31, 2017 to March 31, 2019. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions

	High	Low
Quarter ended March 31, 2017	$10.0	3.5
Quarter ended June 30, 2017	$8.0	2.5
Quarter ended September 30, 2017	$7.0	2.9
Quarter ended December 31, 2017	$3.2	2.9
Quarter ended March 31, 2018	$9.3	3.0
Quarter ended June 30, 2018	$4.3	2.0
Quarter ended September 30, 2018	$5.1	1.1
Quarter ended December 31, 2018	$1.7	0.8
Quarter ended March 31, 2019	$1.2	0.7

Holders

As of March 31, 2019, there were 1,422 stockholders of record, and an aggregate of 9,917,592 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities, which were not registered under the Securities Act during the year ended March 31, 2019, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended March 31, 2019.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended March 31, 2019.

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

In 2019, we plan to establish the Company as a known P2P online lending service provider. We provide an online lending platform that matches lenders directly with the borrowers and charge a commission fee. Through our P2P platform, lenders can earn higher returns compared to savings and investment products offered by banks, while borrowers can borrow money at lower interest rate.

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

Results of Operations

We have generated no revenues and have incurred $1,427,397 in expenses through March 31, 2019.

The following table provides selected financial data about our company as of March 31, 2019 and 2018.

	As of March 31, 2019	As of March 31, 2018
Cash	$519	$55,054
Total Assets	$7,558	$60,969
Total Liabilities	$1,423,910	$1,234,903
Stockholders’ Deficit	$(1,416,352)	$(1,173,934)

As of March 31, 2019, the Company’s cash balance was $519 compared to $55,054 as of March 31, 2018, and our total assets as of March 31, 2019, were $7,558 compared with $60,969 as of March 31, 2018. The decrease in total assets was due to the decrease in cash.

As of March 31, 2019, the Company had total liabilities of $1,423,910 compared with total liabilities of $1,234,903 as of March 31, 2018. The increase in total liabilities was primarily attributed to an increase in related party debt owed to the President of the Company, and a decrease in accounts payable and accrued liabilities.

	Year Ended March 31, 2019	Year Ended March 31, 2018
Revenue	$-	$-
Operating Expenses
General and administrative	214,852	272,538
Professional fees	48,473	76,731
Total Operating Expenses	263,325	349,269
Loss from Operations	$(263,325)	$(349,269)

Revenues

The Company has generated no operating revenues during the years ended March 31, 2019 and 2018.

Operating expenses

For the year ended March 31, 2019, total operating expenses were $263,325 which consisted of general and administrative fees and professional fees. For the year ended March 31, 2018 total operating expenses were $349,269 which consisted of general and administrative fees and professional fees. The decrease in general and administrative fees was due to the Company hired fewer staffs in current year as well as decrease in professional fees.

Liquidity and Capital Resources

Working Capital

	As of March 31, 2019	As of March 31, 2018
Current Assets	$7,558	$60,969
Current Liabilities	$1,423,910	$1,234,903
Working Capital Deficiency	$(1,416,352)	$(1,173,934)

As of March 31, 2019, the Company had a working capital deficiency of $1,416,352 compared with working capital deficiency of $1,173,934 as of March 31, 2018. The increase in working capital deficiency was primarily attributed to the increase in current liabilities due to an increase in short-term loan and notes payable to the President of the Company.

Cash Flows

	Year Ended March 31, 2019	Year Ended March 31, 2018
Cash Used in Operating Activities	$(317,633)	$(276,517)
Cash Flows from Investing Activities	$-	$-
Cash Flows from Financing Activities	$250,092	$262,366
Effects on changes in foreign exchange rate	$13,006	$(12,558)
Net (Decrease)/Increase in Cash During the Year	$(54,535)	$(26,709)

Cash Flows Used in Operating Activities

During the year ended March 31, 2019, the Company had $317,633 in cash used in operating activities which was mainly attributed to loss from operations of $263,325 partially offset by increase in other receivables of $1,124 and decrease in accounts payable and accrued liabilities of $53,184, compared to cash used in operating activities of $276,517 during the year ended March 31, 2018. The increase in cash used for operating activities was due to maintaining the operation of the two new wholly owned subsidiaries.

Cash Flows from Investing Activities

During the years ended March 31, 2019 and 2018, the Company used no cash in investing activities.

Cash Flows from Financing Activities

During the years ended March 31, 2019 and 2018, the President advanced the Company $250,092 and $193,615 respectively for operating expenses. During the years ended March 31, 2019 and 2018, the proceeds from short-term loan was $0 and $68,751 respectively for operating expenses.

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

MARCH 31, 2019 AND 2018

(STATED IN U.S. DOLLARS)

13

14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:          The Board of Directors and Stockholders of

                Yinfu Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Yinfu Gold Corp. (the Company) as of March 31, 2019, and the related statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019, and the results of its operations and its cash flows for the year ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America. The financial statements of the Company as of March 31, 2018, were audited by other auditors whose report dated June 28, 2019, expressed an unqualified opinion on those statements included an explanatory paragraph regarding going concern on the Company.

Explanatory Paragraph Regarding Going Concern

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

/s/ JLKZ CPA LLP

JLKZ CPA LLP.

Flushing, New York

July 15, 2019

We have served as the Company’s auditor since 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of

Yinfu Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Yinfu Gold Corp. (the Company) as of March 31, 2018, and the related statements of operations and comprehensive loss, changes in stockholders’ deficiency, and cash flows for the year ended March 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018, and the results of its operations and its cash flows for the year ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Yinfu Gold Corporation

Audited Consolidated Balance Sheets

As of March 31, 2019 and 2018

(Stated in U.S. Dollars)

	March 31,	March 31,
	2019	2018
Assets
Current Assets
Cash and cash equivalents	$519	$55,054
Other receivables	7,039	5,915
Total Assets	$7,558	$60,969

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$109,241	$162,425
Short-term loan	169,309	177,458
Note payable - related party	1,145,112	895,020
Total Liabilities	1,423,910	1,234,903

Stockholders’ Deficit
Common stock, 3,000,000,000 shares authorized; par value $0.001, 9,917,592 shares issued and outstanding	9,918	9,918
Accumulated deficit	(1,434,619)	(1,171,294)
Accumulated other comprehensive loss	(8,349)	(12,558)
Total Stockholders’ Deficit	(1,416,352)	(1,173,934)

Total Liabilities and Stockholders’ Deficit	$7,558	$60,969

See Accompanying Notes to the Financial Statements and Accountant’s Report

Yinfu Gold Corporation

Audited Consolidated Statements of Operations and Comprehensive Loss

For the years ended March 31, 2019 and 2018

(Stated in U.S. Dollars)

	For the Years Ended March 31,
	2019	2018

Revenues	$-	$-

Operating expenses
General and administrative	214,852	272,538
Professional fees	48,473	76,731
Total Operating Expenses	263,325	349,269

Loss before taxes	(263,325)	(349,269)

Provision for income taxes	-	-

Net Loss	(263,325)	(349,269)

Other comprehensive loss:
Foreign currency translation loss	4,209	(12,558)
Comprehensive loss	$(259,116)	$(361,827)

Basic and diluted loss per common share	$(0.03)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	9,917,592	9,917,592

See Accompanying Notes to the Financial Statements and Accountant’s Report

Yinfu Gold Corporation

Audited Consolidated Statement of Changes in Stockholders’ Deficiency

As of March 31, 2019 and 2018

(Stated in U.S. Dollars)

	Common Stock					Accumulated Other
	Number	Par	Capital	Subscription	Accumulated	Comprehensive
	Of shares	Value	Deficiency	Receivable	Deficit	Loss	Total

Balance as of March 31, 2017	9,917,592	$9,918	$-	$-	$(822,025)	$-	$(812,107)
Foreign currency translation adjustment	-	-	-	-	-	(12,558)	(12,558)
Net loss	-	-	-	-	(349,269)	-	(349,269)
Balance as of March 31, 2018	9,917,592	$9,918	$-	$-	$(1,171,294)	(12,558)	$(1,173,934)
Foreign currency translation adjustment	-	-	-	-	-	4,209	4,209
Net loss	-	-	-	-	(263,325)	-	(263,325)
Balance as of March 31, 2019	9,917,592	$9,918	$-	$-	$(1,434,619)	$(8,349)	$(1,418,718)

See Accompanying Notes to the Financial Statements and Accountant’s Report

Yinfu Gold Corporation

Audited Consolidated Statements of Cash Flows

For the years ended March 31, 2019 and 2018

(Stated in U.S. Dollars)

	For the Years Ended March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(263,325)	$(349,269)
Adjustments to reconcile net loss to net cash used in operations:
Changes in operating activities:
Other receivables	(1,124)	(2,161)
Accounts payable and accrued liabilities	(53,184)	74,913
Net cash used in operating activities	(317,633)	(276,517)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loan	-	68,751
Proceeds from note payable - related parties	250,092	193,615
Net cash provided by financing activities	250,092	262,366

Effects on changes in foreign exchange rate	13,006	(12,558)
Net decrease in cash and cash equivalents	(54,535)	(26,709)
Cash and cash equivalents, beginning of year	55,054	81,763
Cash and cash equivalents, end of year	$519	$55,054

Supplementary information:
Income tax paid	$-	$-
Interest paid	$-	$-

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

Name of Subsidiary	State or Jurisdiction of Organization of Entity	Attributable equity interest
Yinfu Group Overseas Investment & Finance Limited (“BVI”)	British Virgin Island	100%
Yinfu Group International Holdings Limited (“HK”)	Hong Kong	100%
Yinfu International Holdings Limited (“WOFE”)	People Republic of China	100%

Yinfu Group Overseas Investment & Finance Limited is a holding entity established in BVI that did not have any activities or operations since inception.

On June 25, 2019, the management decided to abandon the BVI entity and transfer its subsidiaries Yinfu Group International Holdings Limited and Yinfu International Holdings Limited (“WOFE”) to Yinfu Gold Corp.

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

Foreign Currency Translation and Re-measurement

In accordance with ASC 830, “Foreign Currency Matters”, the Company’s foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as other comprehensive income (loss) in stockholders’ equity. Revenue and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred. The Company had foreign currency translations gain (loss) of $11,319 and $(12,558) for the years ended March 31, 2019 and 2018 respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2019. The carrying values of our financial instruments, including, cash and cash equivalents; accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

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

Income Taxes, Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. For the years ended March 31, 2019 and 2018, since the Company has not generated any income, no provision was made for income taxes. Further, no deferred tax assets or liabilities were recognized as at March 31, 2019 and 2018.

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

The following table sets forth the computation of basic earnings per share, for the years ended March 31, 2019 and 2018:

	Year Ended March 31,
	2019	2018
Net loss	$(263,325)	$(349,269)

Weighted average number of common shares outstanding - basic and diluted	9,917,592	9,917,592

Basic and diluted net loss per common share	$(0.03)	$(0.04)

Yinfu Gold Corporation

Notes to Audited Consolidated Financial Statements

(Stated in U.S. Dollars)

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of March 31, 2019 and 2018.

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred. No advertising costs were incurred for the years ended March 31, 2019 and 2018.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. See note 6.

Revenue Recognition

The Company adopted ASU 201409, Topic 606 on April 1, 2018, using the modified retrospective method. ASC 606 requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

The adoption of Topic 606 has no impact on the Company’s financials as the Company has not generated any revenues.

Recent Accounting Pronouncements

In February 25, 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). It requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The Company as an emerging growth company (“EGC”) is taking advantage of the extended transition period offered to private entities and would apply this for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements.

In July 2018, the FSAB issued ASU 2018-10 ASC Topic 842: “Codification Improvements to Leases” The amendments are to address stakeholders’ questions about how to apply certain aspects of the new guidance in Accounting Standards Codification (ASC) 842, Leases. The clarifications address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. The amendments in ASC Topic 842 are effective for EGC for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

Yinfu Gold Corporation

Notes to Audited Consolidated Financial Statements

(Stated in U.S. Dollars)

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842). This update provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the prior comparative period’s financials will remain the same as those previously presented. Entities that elect this optional transition method must provide the disclosures that were previously required. The Company is evaluating the effect this new guidance will have on our consolidated financial statements and related disclosures.

In March 2019, the FASB issued ASU 2019-01: “Leases (Topic 842)-Codification Improvements”. The amendments in this ASU (1) reinstate the exception in Topic 842 for lessors that are not manufacturers or dealers, specifically, those lessors will use their cost, reflecting any volume or trade discounts that may apply, as the fair value of the underlying asset. However, if significant time lapses between the acquisition of the underlying asset and lease commencement, those lessors will be required to apply the definition of fair value (exit price) in Topic 820; (2) address the concerns of lessors within the scope of Topic 942 about where “principal payments received under leases” should be presented, specifically, lessors that are depository and lending institutions within the scope of Topic 942 will present all “principal payments received under leases” within investing activities; and (3) clarify the Board’s original intent by explicitly providing an exception to the paragraph 250-10-50-3 interim disclosure requirements in the Topic 842 transition disclosure requirements. The effective date of the amendments in this ASU is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years for any of the following: 1. A public business entity; 2. A not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market; and 3. An employee benefit plan that files financial statements with the U.S. Securities and Exchange Commission (SEC). For all other entities, the effective date is for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted. An entity should early apply the amendments as of the date that it first applied Topic 842, using the same transition methodology in accordance with paragraph 842-10-65-1(c). The Company is evaluating the effect this new guidance will have on its consolidated financial statements and related disclosures.

In February 2016 the FASB issued ASU 2016-02, “Leases (Topic 842).” This standard amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year beginning January 1, 2019. Early adoption is permitted. This standard is required to be adopted using a modified retrospective approach. We expect to elect certain available transitional practical expedients. In July 2018 the FASB issued ASU 2018-11, “Leases (Topic 842) Targeted Improvements,” which allows for the adoption of this standard to be applied at the beginning of the most recent fiscal year as opposed to at the beginning of the earliest year presented.

We plan to adopt under the provisions allowed under ASU 2018-11. While we continue to evaluate the impact of our pending adoption of ASU 2016-02 on our consolidated financial statements, we expect that the rental properties designated as operating leases will be recognized as right-of-use assets and corresponding lease liabilities on our consolidated balance sheets upon adoption.

Management has considered all other recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. As of March 31, 2019, the Company had an accumulated deficit of $1,434,619 and net loss of $263,325 and net cash used in operations of $317,633 for the year ended March 31, 2019. Losses have principally occurred as a result of the substantial resources required for the operating of the two new wholly owned subsidiaries. These factors raise substantial doubt about its ability to continue as a going concern.

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

Yinfu Gold Corporation

Notes to Audited Consolidated Financial Statements

(Stated in U.S. Dollars)

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue 3,000,000 shares of common stock.

As of March 31, 2019, and March 31, 2018, the Company has 9,917,592 shares of common stock issued and outstanding.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NOTE 5 – SHORT-TERM LOAN

Ms. Wu, Fengqun is the lender of the loan. The fixed interest is $100 per annum. The term of borrowing is 1 year. The interest and the principal of the loan is to be repaid on June 30, 2019. The loan is not secured by any collateral. As of March 31, 2019, the short-term loan was $169,309.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the year ended March 31, 2019, Mr. Jiang, Libin, the President and a director of the Company, had advanced the Company $250,092 for operating expenses. These advances have been formalized by non-interest-bearing demand notes.

During the year ended March 31, 2018, Mr. Jiang, Libin had advanced the Company $193,615 for operating expenses. These advances have been formalized by non-interest-bearing demand notes.

As of March 31, 2019, the Company owed $487,358 and $657,754 to Mr. Tsap, Wai Ping, the former President of the Company (the “Former President”) and Mr. Jiang, Libin respectively.

As of March 31, 2018, the Company owed $487,358 and $407,662 to the Former President and Mr. Jiang, Libin respectively.

During the year ended March 31, 2019, no shares were issued to related parties.

NOTE 7 – CONTINGENCIES & UNCERTAINTIES

Contingencies

On June 25, 2019, the management decided to abandon the Company’s subsidiary Yinfu Group Overseas Investment & Finance Limited (“Yinfu BVI”) that has been administratively struck off by the BVI registrar for non-payment of fees. Yinfu BVI is a holding entity established in BVI that did not have any activities or operations since inception. Yinfu BVI being a struck off company continues to have legal status. As such, it may incur additional liabilities (including fees and late payment penalties which would need be to repaid in order to restore the company); it may potentially be the subject of a creditor's claim or judgement; and its members, directors, officers and agents remains responsible for any liabilities that existed before it was struck off. If the indicated events were to occur it may have negative effects on the Company’s operation

Lease commitments

Our Company has leased multiple office premises by entering into operating lease agreements. Different terms and renewal rights are provided to our Company under the agreements. Rent expense was $88,682 and $36,722 for the years ended March 31, 2019 and 2018, respectively, and is reflected in general and administrative expenses.

The future aggregate minimum lease payments under operating leases are as follows:

Periods
For year ended March 31, 2020	$55,375
For year ended March 31, 2021	-
For year ended March 31, 2022	-
For year ended March 31, 2023	-
Thereafter	-
Total	$55,375

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation other than the following subsequent events, there are no other material events occurred that require disclosure or adjustment to the financial statements

On June 25, 2019, the management decided to abandon Yinfu Group Overseas Investment & Finance Limited and transfer its subsidiaries Yinfu Group International Holdings Limited and Yinfu International Holdings Limited (“WOFE”) to Yinfu Gold Corp.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the 2019 fiscal years.

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

On December 1, 2017, the Company has engaged WWC, Professional Corporation (“WWC”) of San Mateo, California as its new registered independent public accountant. Prior to December 1, 2017 the Company did not consult with WWC regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by WWC in either case where written or oral advice provided by WWC would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

On December 5, 2018, WWC, Professional Corporation (“WWC”) advised us that it had resigned from its position as our independent registered public accounting firm, effective as of that date. Our Board of Directors did not recommend or approve the change in accountants. WWC’s reports on our financial statements for the fiscal year ended March 31, 2018 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the report included an explanatory paragraph relating to an uncertainty as to our ability to continue as a going concern. Furthermore, during the fiscal year ended March 31, 2018, (i) there were no disagreements with WWC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to WWC’s satisfaction, would have caused WWC to make reference to the subject matter of the disagreement in connection with its reports on our financial statements for such periods, and (ii) there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

 Effective December 5, 2018, the Company has engaged JLKZ CPA LLP (“JLKZ”) as its new registered independent public accountant. Prior to December 5, 2018 the Company did not consult with JLKZ regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by JLKZ in either case where written or oral advice provided by JLKZ would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2019 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2019 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of March 31, 2019.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended March 31, 2019, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Jiang, Libin	President, Secretary and Director	56	December 12, 2015
Jiang, Libin	Interim Chief Financial Officer	56	January 14, 2019
Zhang, Hong	Director	56	December 12, 2015

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

Our board of directors currently consists of two members, Jiang, Libin and Zhang Hong. The Board held no formal meetings during the year ended March 31, 2019. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Wyoming General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of March 31, 2019, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jiang, Libin President, Secretary and Director (1)	2017/2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2018/2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Zhang, Hong Director (2)	2017/2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2018/2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended March 31, 2019.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended March 31, 2019.

Option Exercises and Stock Vested

During the year ended March 31, 2019, there were no options exercised by our named officer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 24, 2019, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage (2) of Class
Spread Rich Development Limited Poon, Shuk Ming Maggie (Beneficial Owner) Unit B, 5/F, CKK Commercial Centre, 289 Hennessy Road, Wanchai, Hong Kong	2,812,500 (Indirect)	28.36% Common

Directors and Executive Officers as a Group (2 people)	553,170	5.58% Common

Item 13. Certain Relationships and Related Transactions, and Director Independence

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Shareholder loan

Up to March 31, 2019, Mr. Jiang, Libin, the President and a director of the Company, has advanced the Company $657,754 and Mr. Tsap, Wai Ping, the former President of the Company who resigned on October 31, 2014, has advanced the Company $487,358 for operating expenses.

Director Independence

Our Board of Directors has determined that it does not have a member that is “independent” as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Exchange Act.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2019 and the year ended March 31, 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended March 31, 2019	Year Ended March 31, 2018
Audit fees (1)	$10,870	$15,640
Audit related fees (2)	$-	$205
Tax fees (3)	$-	$-
All other fees (4)	$-	$-
Total	$10,870	$15,845

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

Yinfu Gold Corporation
(Registrant)

Date: July 16, 2019	/s/ Jiang, Libin
Jiang, Libin
President, Secretary and Director

Date: July 16, 2019	/s/ Jiang, Libin
Jiang, Libin
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 16, 2019	/s/ Jiang, Libin
Jiang, Libin
President, Secretary and Director

Date: July 16, 2019	/s/ Jiang, Libin
Jiang, Libin
Interim Chief Financial Officer

