Form 10-Q
period 2019-06-30
Yinfu Gold Corp.
filed 2019-08-19
CIK 1438461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filed,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	ELRE	OTCQB

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 19, 2019, the Company had 9,917,592 shares of common stock outstanding.

YINFU GOLD CORPORATION

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2019

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the period ended June 30, 2019 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars)

	June 30, 2019	March 31, 2019
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$516	$519
Other receivables	10,127	7,039
TOTAL ASSETS	$10,643	$7,558

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$116,251	$109,241
Short-term loan	167,102	169,309
Note payable - related party	1,196,980	1,145,112
TOTAL LIABILITIES	1,480,333	1,423,910
STOCKHOLDERS' DEFICIT
Common stock, 3,000,000,000 shares authorized; par value $0.001, 9,917,592 shares issued and outstanding	9,918	9,918
Accumulated deficit	(1,496,586)	(1,434,619)
Accumulated other comprehensive income (loss)	16,978	(8,349)
Total Stockholders' Deficit	(1,469,690)	(1,416,352)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,643	$7,558

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Stated in U.S. Dollars)

	For the Three Months Ended June 30,
	2019	2018

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	43,518	74,418
Professional fees	18,449	15,029
Total Operating Expenses	61,967	89,447

Net loss from Operations	(61,967)	(89,447)

Other Income and (Expense)
Provision for income taxes	-	-
Net loss	$(61,967)	$(89,447)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	9,917,592	9,917,592

See Notes to the Condensed Consolidated Financial Statements.

5

YINFU GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited) (Stated in U.S. Dollars)

	For the Three Months End June 30,
	2019	2018

NET LOSS	$(61,967)	$(89,447)

OTHER COMPREHENSIVE LOSS NET OF TAX:
Foreign currency translation adjustments	25,327	(9,479)

OTHER COMPREHENSIVE INCOME (LOSS)	$25,327	$(9,479)

COMPREHENSIVE LOSS	$(44,989)	$(79,968)

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

(Stated in U.S. Dollars)

	Common Stock					Accumulated Other
	Number	Par	Capital	Subscription	Accumulated	Comprehensive
	Of shares	Value	Deficiency	Receivable	Deficit	Loss	Total

Balance as of March 31, 2019	9,917,592	$9,918	$-	$-	$(1,434,619)	$5,662	$(1,416,421)
Foreign currency translation adjustment	-	-	-	-	-	25,327	25,327
Net loss	-	-	-	-	(61,967)	-	(61,967)
Balance as of March 31, 2019	9,917,592	$9,918	$-	$-	$(1,496,586)	$16,978	$(1,469,690)

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Stated in U.S. Dollars)

	For the Three Months End June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(61,967)	$(89,447)
Changes in operating activities:
Other receivables	3,088	189
Accounts payable and accrued liabilities	(7,010)	(46,132)
Net cash used in operating activities	(65,889)	(135,390)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from/(Repayments) short-term loan	(2,207)	-
Net proceeds from related parties	51,868	74,233
Net Cash Provided by Financing Activities	49,661	74,233

Effects on changes in foreign exchange rate	16,225	9,479
Net decrease in cash and cash equivalents	(3)	(51,678)
Cash and cash equivalents, beginning of period	519	55,054
Cash and cash equivalents, end of period	$516	$3,376

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

June 30, 2019

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

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the firm’s Annual Report on Form 10-K for the year ended March 31, 2019. The condensed consolidated financial information as of March 31, 2019 has been derived from audited consolidated financial statements not included herein. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation.

Name of Subsidiary	State or Jurisdiction of Organization of Entity	Attributable equity interest
Yinfu Group Overseas Investment & Finance Limited (“BVI”)*	BVI	0%
Yinfu Group International Holdings Limited (“HK”)	Hong Kong	100%
Yinfu International Holdings Limited (“WOFE”)	P.R.C.	100%

* Yinfu Group Overseas Investment & Finance Limited is a holding entity established in BVI that did not have any activities or operations since inception.

On June 25, 2019, the management abandoned the BVI entity and transfer its subsidiaries Yinfu Group International Holdings Limited and Yinfu International Holdings Limited (“WOFE”) to Yinfu Gold Corp.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at June 30, 2019 and March 31, 2019.

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

The following table sets forth the computation of basic earnings (loss) per share, for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018
Net loss	$(61,967)	$(89,447)

Weighted average common shares outstanding (basic and diluted)	9,917,592	9,917,592

Net loss per common share, basic and diluted	$(0.01)	$(0.01)

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, as well as other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of June 30, 2019 and March 31, 2019.

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred. No advertising costs were incurred for the three months ended June 30, 2019 and 2018 respectively.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Financial Instruments-Credit Losses (Topic 326) amends guidelines on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact on the financial statements of this guidance.

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

In February 2016 the FASB issued ASU 2016-02, Leases (Topic 842). This standard amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year beginning January 1, 2019. Early adoption is permitted. This standard is required to be adopted using a modified retrospective approach. We expect to elect certain available transitional practical expedients. In July 2018 the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which allows for the adoption of this standard to be applied at the beginning of the most recent fiscal year as opposed to at the beginning of the earliest year presented.

We adopted under the provisions allowed under ASU 2018-11 and the adoption did not have an impact on the Company s financial statements as the Company did not have any lease that are over twelve months at time of adoption.

Management has considered all other recent accounting pronouncements issued since the last audit of our financial statements. The Company s management believes that these recent pronouncements will not have a material effect on the Company s financial statements.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established an on-going source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. As of June 30, 2019, the Company had an accumulated deficit of $1,469,690, and net loss of $61,967 and net cash used in operations of $65,889 for the three months ended June 30, 2019. Losses have principally occurred as a result of the substantial resources required for the operating of the two new wholly owned subsidiaries. These factors raise substantial doubt about its ability to continue as a going concern.

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

As of June 30, 2019 and 2018, the Company has 9,917,592 shares of common stock issued and outstanding.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NOTE 5 – SHORT-TERM LOAN

Ms Wu, Fengqun is the lender of the loan. The fixed interest is $100 per annum. The term of borrowing is 1 year. The interest and the principal of the loan is to be repaid on June 30, 2020. The loan is not secured by any collateral. As of June 30, 2019 and March 31 2019, the short-term loan outstanding was $167,102 and $169,309 respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2019, Mr. Jiang, Libin, the President and a director of the Company, had advanced the Company $51,863 for operating expenses. During the three months ended June 30, 2018, Mr. Jiang, Libin, the President and a director of the Company, had advanced the Company $74,233 for operating expenses. These advances have been formalized by non-interest bearing demand notes.

As of June 30, 2019, the Company owed $487,358 and $709,622 to Mr. Tsap, Wai Ping, the former President of the Company (the “Former President”) and Mr. Jiang, Libin respectively.

As of March 31, 2019, the Company owed $487,358 and $657,754 to the Former President and Mr. Jiang, Libin respectively.

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

Our Company has leased multiple office premises by entering into operating lease agreements. Different terms and renewal rights are provided to our Company under the agreements. The Company has elected to not recognize lease assets and liabilities for leases with a term less than twelve months.

The future aggregate minimum lease payments under operating leases are as follows:

Periods
For year ended March 31, 2020 (excluding the three months ended June 30, 2019)	$37,226
For year ended March 31, 2021	-
For year ended March 31, 2022	-
For year ended March 31, 2023	-
Thereafter	-
Total	$37,226

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

In 2019, we plan to establish ourselves as a known P2P online lending service provider. We provide an online lending platform that matches lenders directly with the borrowers and charge a commission fee. Through our P2P platform, lenders can earn higher returns compared to savings and investment products offered by banks, where borrowers can borrow money at lower interest rate.

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

Results of Operations

We have generated no revenues and have incurred $1,493,968 in expenses through June 30, 2019.

The following table provides selected financial data about our company as of June 30, 2019 and March 31, 2019.

	June 30, 2019	March 31, 2019
Cash	$516	$519
Total Assets	$10,643	$7,558
Total Liabilities	$1,480,333	$1,423,910
Stockholders’ Equity (Deficit)	$(1,469,690)	$(1,416,352)

As of June 30, 2019, the Company’s cash balance was $516 compared to $519 as of March 31, 2019, and our total assets as of June 30, 2019, were $10,643 compared with $7,558 as of March 31, 2019. The decrease in cash and increase in total assets were immaterial.

As of June 30, 2019, the Company had total liabilities of $1,480,333 compared with total liabilities of $1,423,910 as of March 31, 2019. The increase in total liabilities was primarily attributed to the increase of advance from the President for operating expenses.

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Revenue	$-	$-
Operating Expenses
General and administrative	43,518	74,418
Professional fees	18,449	15,029
Total Operating Expenses	$61,967	89,447
Income (Loss) from Operation	$(61,967)	$(89,447)

Revenues

The Company has generated no revenues during the three months ended June 30, 2019 and 2018.

Operating expenses

For the three months ended June 30, 2019, total operating expenses were $61,967, which consisted general and administrative fees and professional fees. For the three months ended June 30, 2017, total operating expenses were $89,447, which consisted general and administrative fees and professional fees. The decrease in total operating expenses is due to the decrease in salary and travelling expenses.

Liquidity and Capital Resources

Working Capital

	As of June 30, 2019	As of March 31, 2019
Current Assets	$10,643	$7,548
Current Liabilities	$1,480,333	$1,423,910
Working Capital Deficiency	$(1,469,690)	$(1,416,352)

As of June 30, 2019, the Company had a working capital deficiency of $1,469,690 compared with working capital deficiency of $1,416,352 as of March 31, 2019. The increase in working capital deficiency was primarily attributed to the increase in current liabilities due to the increase of advance from the President for operating expenses.

Cash Flows	Three Months Ended June 30, 2018	Three Months Ended June 30, 2018
Cash Flows Used in Operating Activities	$(65,889)	$(135,390)
Cash Flows Provided by Investing Activities	$-	$-
Cash Flows Provided by Financing Activities	$49,661	$74,233
Effects on change in foreign exchange rate	$16,225	$9,479
Net Decrease in Cash During Period	$(3)	$(51,678)

Cash Flows Used in Operating Activities

During the three months ended June 30, 2019, the Company had $65,889 in cash used in operating activities, which was attributed from loss from operations of $61,967 and increase in accounts payable and accrued liabilities of $7,010 and increase in other receivables of $3,088.

During the three months ended June 30, 2018, the Company had $135,390 in cash used in operating activities, which was attributed from loss from operations of $89,447 and decrease in accounts payable and accrued liabilities of $46,132 and decrease in other receivables of $189.

Cash Flows Provided by Investing Activities

During the three months ended June 30, 2019 and 2018, the Company used no cash in investing activities.

Cash Flows Provided by Financing Activities

During the three months ended June 30, 2019, the President has advanced the Company $51,868 for operating expenses and has paid off $2,210 for the new short-term loan. During the three months ended June 30, 2018, the President has advanced the Company $74,233 for operating expenses.

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

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

As of June 30, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with their review of our financial statements as of June 30, 2019.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors’ results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2019, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 1A.Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No stock was sold during the quarter ended June 30, 2019.

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

Yinfu Gold Corporation
(Registrant)

Dated: August 19, 2019	/s/ Jiang, Libin
Jiang, Libin
Chief Executive Officer

