Form 10-Q
period 2019-09-30
Yinfu Gold Corp.
filed 2019-11-14
CIK 1438461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes☐ No ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	ELRE	OTCQB

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 14, 2019, the Company had 9,917,592 shares of common stock outstanding.

YINFU GOLD CORPORATION

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2019

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the period ended September 30, 2019 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

TABLE OF CONTENT

PART I. FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars)

	September 30,	March 31,
	2019	2019
	(Unaudited)	(Audited)
Assets

Current Assets
Cash and cash equivalents	$281	$519
Other receivables-related party	510
Other receivables	3,910	7,039
Total Assets	$4,701	$7,558

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued liabilities	110,735	109,241
Short-term loan	160,916	169,309
Note payable - related party	1,230,938	1,145,112
Total Liabilities	1,502,589	1,423,910

Stockholders' Deficit
Common stock, ($0.001 par value, 3,000,000 shares authorized, 9,917,592 shares issued and outstanding as of September 30, 2019 and March 31,2019)	9,918	9,918
Accumulated deficit	(1,545,485)	(1,434,619)
Accumulated other comprehensive loss	37,679	(8,349)
Total Stockholders' Deficit	(1,497,888)	(1,416,352)
Total Liabilities and Stockholders' Deficit	$4,701	$7,558

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Stated in U.S. Dollars)

	For the Three Months ended September 30,		For the Six Months ended September 30,
	2019	2018	2019	2018

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative	42,004	49,353	85,522	123,771
Professional fees	6,895	23,905	25,344	38,934
Total operating expenses	48,899	73,258	110,866	162,705

Net loss from operations	(48,899)	(73,258)	(110,866)	(162,705)

Other Income and (Expense)
Provision for income taxes	-	-	-	-
Net loss	(48,899)	(73,258)	(110,866)	(162,705)

Basic and diluted loss per common share	(0.00)	(0.01)	(0.01)	(0.02)

Weighted average number of common shares outstanding - basic and diluted	9,917,592	9,917,592	9,917,592	9,917,592

See Notes to the Condensed Consolidated Financial Statements.

5

YINFU GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited) (Stated in U.S. Dollars)

	For the Three Months End September 30,
	2019	2018

NET LOSS	$(110,866)	$(162,705)

OTHER COMPREHENSIVE LOSS NET OF TAX:
Foreign currency translation adjustments	46,028	17,952

OTHER COMPREHENSIVE INCOME (LOSS)	$46,028	$17,952

COMPREHENSIVE LOSS	$(64,838)	$(144,753)

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

(Stated in U.S. Dollars)

	Common Stock			Accumulated other
	Number of shares	Par value	Accumulated Deficit	comprehensive loss	Total
Balance as of March 31, 2019	9,917,592	$9,918	$(1,434,619)	$(8,349)	$(1,416,352)
Foreign currency translation adjustment				25,327	25,327
Net loss			(61,967)		(61,967)
Balance as of June 30, 2019	9,917,592	9,918	(1,496,586)	16,978	(1,469,690)
Foreign currency translation adjustment				20,701	46,028
Net loss			(48,899)		(110,866)
Balance as of September 30, 2019	9,917,592	9,918	(1,545,485)	37,679	(1,497,888)

	Common Stock			Accumulated other
	Number of shares	Par value	Accumulated Deficit	comprehensive loss	Total
Balance as of March 31, 2018	9,917,592	$9,918	$(1,171,294)	$(12,558)	$(1,173,934)
Foreign currency translation adjustment				9,479	9,479
Net loss			(89,447)		(89,447)
Balance as of June 30, 2018	9,917,592	9,918	(1,260,741)	(3,079)	(1,253,902)
Foreign currency translation adjustment				8,473	8,473
Net loss			(73,258)		(73,258)
Balance as of September 30, 2018	9,917,592	9,918	(1,333,999)	5,394	(1,318,687)

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Stated in U.S. Dollars)

	For the Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(110,866)	(162,705)
Changes in assets and liabilities:
Other receivables	145,221	(200)
Accounts payable and accrued liabilities	(97,536)	(42,881)
Net cash used in operating activities	$(63,181)	$(205,786)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short-term loans	(45,309)	-
Proceeds from note payable - related parties	107,679	133,686
Net cash provided by financing activities	$62,370	$133,686

Effect on changes in foreign exchange rate	573	(17,952)
Net increase in cash and cash equivalents	(238)	(54,148)
Cash and cash equivalents, beginning of period	519	55,054

Cash and cash equivalents, end of period	$281	$906

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2019

(Unaudited)

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

Discontinued Operations

The Company follows ASC 205-20, Discontinued Operations to report for disposed or discontinued operations.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at September 30, 2019 and March 31, 2019.

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

The following table sets forth the computation of basic earnings (loss) per share, for the six months ended September 30, 2019 and 2018:

	Six Months Ended September 30,
	2019	2018
Net loss	$(110,866)	$(162,705)

Weighted average common shares outstanding (basic and diluted)	9,917,592	9,917,592

Net loss per common share, basic and diluted	$(0.01)	$(0.02)

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, as well as other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of September 30, 2019 and March 31, 2019.

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred. No advertising costs were incurred for the six months ended September 30, 2019 and 2018 respectively.

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

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established an on-going source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. As of September 30, 2019, the Company had an accumulated deficit of $1,545,485, and net loss of $110,866 and net cash used in operations of $63,181 for the six months ended September 30, 2019. Losses have principally occurred as a result of the substantial resources required for the operating of the two new wholly owned subsidiaries. These factors raise substantial doubt about its ability to continue as a going concern.

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

As of September 30, 2019 and 2018, the Company has 9,917,592 shares of common stock issued and outstanding.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NOTE 5 – SHORT-TERM LOAN

Ms Wu, Fengqun is the lender of the loan. The fixed interest is $150 per annum. The term of borrowing is 1 year. The interest and the principal of the loan is to be repaid on April 11, 2020. The loan is not secured by any collateral. As of September 30, 2019 and March 31 2019, the short-term loan outstanding was $160,676 and $169,309 respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2019, Mr. Jiang, Libin, the President and a director of the Company, had advanced the Company $107,679 for operating expenses. During the six months ended September 30, 2018, Mr. Jiang, Libin, the President and a director of the Company, had advanced the Company $133,686 for operating expenses. These advances have been formalized by non-interest-bearing demand notes.

As of September 30, 2019, the Company owed $487,358 and $743,581 to Mr. Tsap, Wai Ping, the former President of the Company (the “Former President”) and Mr. Jiang, Libin respectively.

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

The future aggregate minimum lease payments under operating leases are as follows:

Periods
For year ended March 31, 2020 (excluding the six months ended September 30, 2019)	$34,959
For year ended March 31, 2021	-
For year ended March 31, 2022	-
For year ended March 31, 2023	-
Thereafter	-
Total	$34,959

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

Results of Operations

We have generated no revenues and have incurred $1,545,485 in expenses through September 30, 2019.

The following table provides selected financial data about our company as of September 30, 2019 and March 31, 2019.

	September 30, 2019	March 31, 2019
Cash	$281	$519
Total Assets	$4,701	$7,558
Total Liabilities	$1,502,589	$1,423,910
Stockholders’ Equity (Deficit)	$(1,497,888)	$(1,416,352)

As of September 30, 2019, the Company’s cash balance was $281 compared to $519 as of March 31, 2019, and our total assets as of September 30, 2019, were $ 4,701 compared with $7,558 as of March 31, 2019. The decrease in cash and increase in total assets were immaterial.

As of September 30, 2019, the Company had total liabilities of $1,502,589 compared with total liabilities of $1,423,910 as of March 31, 2019. The increase in total liabilities was primarily attributed to the increase of advance from the President for operating expenses.

	Six Months Ended September 30, 2019	Six Months Ended September 30, 2018
Revenue	$-	$-
Operating Expenses
General and administrative	85,522	123,771
Professional fees	25,344	38,934
Total Operating Expenses	$110,866	162,705
Income (Loss) from Operation	$(110,866)	$(162,705)

Revenues

The Company has generated no revenues during the six months ended September 30, 2019 and 2018.

Operating expenses

For the six months ended September 30, 2019, total operating expenses were $110,866, which consisted general and administrative fees and professional fees. For the six months ended September 30, 2018, total operating expenses were $162,705, which consisted general and administrative fees and professional fees. The decrease in total operating expenses is due to the decrease in salary, professional fees and office rent cost.

Liquidity and Capital Resources

Working Capital

	As of September 30, 2019	As of March 31, 2019
Current Assets	$4,701	$7,558
Current Liabilities	$1,502,589	$1,423,910
Working Capital Deficiency	$(1,497,888)	$(1,416,352)

As of September 30, 2019, the Company had a working capital deficiency of $1,497,888 compared with working capital deficiency of $1,416,352 as of March 31, 2019. The increase in working capital deficiency was primarily attributed to the increase in current liabilities due to the increase of advance from the President for operating expenses.

Cash Flows	Six Months Ended September 30, 2019	Six Months Ended September 30, 2018
Cash Flows Used in Operating Activities	$(63,181)	$(205,786)
Cash Flows Provided by Investing Activities	$-	$-
Cash Flows Provided by Financing Activities	$62,370	$133,686
Effects on change in foreign exchange rate	$573	$(17,952)
Net Decrease in Cash During Period	$(238)	$(54,148)

Cash Flows Used in Operating Activities

During the six months ended September 30, 2019, the Company had $63,181 in cash used in operating activities, which was attributed from loss from operations of $110,866 and decrease in accounts payable and accrued liabilities of $97,536 and decrease in other receivables of $145,221.

During the six months ended September 30, 2018, the Company had $205,786 in cash used in operating activities, which was attributed from loss from operations of $162,705 and decrease in accounts payable and accrued liabilities of $42,881 and increase in other receivables of $200.

Cash Flows Provided by Investing Activities

During the six months ended September 30, 2019 and 2018, the Company used no cash in investing activities.

Cash Flows Provided by Financing Activities

During the six months ended September 30, 2019, the President has advanced the Company $107,679 for operating expenses and the Company has paid off $45,309 for short-term loan.

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

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

As of September 30, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with their review of our financial statements as of September 30, 2019.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the two quarters ended September 30, 2019, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 1A.Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No stock was sold during the two quarters ended September 30, 2019.

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

Yinfu Gold Corporation
(Registrant)

Dated: November 14, 2019	/s/ Jiang, Libin
Jiang, Libin
Chief Executive Officer

