Form 10-Q
period 2019-12-31
Yinfu Gold Corp.
filed 2020-02-14
CIK 1438461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 14, 2020, the Company had 9,917,592 shares of common stock outstanding.

YINFU GOLD CORPORATION

Quarterly Report on Form 10-Q
For the Period Ended December 31, 2019

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the period ended December 31, 2019 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2019	2019
Assets

Current Assets
Cash and cash equivalents	$368	$519
Other receivables	962	7,039
Total Assets	$1,330	$7,558

Liabilities and Stockholders’ Deficit

Current liabilities

Accounts payable and accrued liabilities	132,935	109,241
Short-term loan	164,081	169,309
Note payable - related party	1,262,142	1,145,112
Total Current Liabilities	1,559,158	1,423,662
Total Liabilities	1,559,158	1,423,662

Stockholders’ Deficit
Common stock, ($0.001 par value, 3,000,000 shares authorized, 9,917,592 shares issued and outstanding as of December 31, 2019 and March 31,2019)	9,918	9,918
Accumulated deficit	(1,586,892)	(1,434,619)
Accumulated other comprehensive loss	19,146	8,597
Total Stockholders’ Deficit	(1,557,828)	(1,416,104)
Total Liabilities and Stockholders’ Deficit	$1,330	$7,558

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended December 31,		For the Nine Months ended December 31,
	2019	2018	2019	2018

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative	37,006	47,437	122,528	171,208
Professional fees	4,411	3,461	29,755	42,395
Total operating expenses	41,417	50,898	152,283	213,603

Net loss from operations	(41,417)	(50,898)	(152,283)	(213,603)

Other Income and (Expense)
Provision for income taxes	-	-	-	-
Net loss	(41,417)	(50,898)	(152,283)	(213,603)

Basic and diluted loss per common share	(0.00)	(0.01)	(0.02)	(0.02)

Weighted average number of common shares outstanding - basic and diluted	9,917,592	9,917,592	9,917,592	9,917,592

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited) (Stated in U.S. Dollars)

	For the Three Months ended December 31,		For the Nine Months ended December 31,
	2019	2018	2019	2018

NET LOSS	$(41,417)	$(50,898)	$(152,283)	$(213,603)

OTHER COMPREHENSIVE LOSS NET OF TAX:
Foreign currency translation adjustments	(35,469)	214	14,511	18,166

OTHER COMPREHENSIVE LOSS	(35,469)	214	10,559	18,166

COMPREHENSIVE LOSS	$(76,875)	$(50,684)	$(141,724)	$(195,437)

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

	Common Stock			Accumulated other
	Number of shares	Par value	Accumulated Deficit	comprehensive loss	Total
Balance as of March 31,2019	9,917,592	$9,918	$(1,434,619)	$8,597	$(1,416,104)
Foreign currency translation adjustment				25,327	25,327
Net loss			(61,967)		(61,967)
Balance as of June 30,2019	9,917,592	9,918	(1,496,586)	33,924	(1,452,744)
Foreign currency translation adjustment				20,701	20,701
Net loss			(48,899)		(48,899)
Balance as of September 30,2019	9,917,592	9,918	(1,545,485)	54,625	(1,480,942)
Foreign currency translation adjustment			10	(35,479)	(35,469)
Net loss			(41,417)		(41,407)
Balance as of December 31,2019	9,917,592	9,918	(1,586,892)	19,146	(1,557,828)

	Common Stock			Accumulated
	Number of shares	Par value	Accumulated Deficit	other comprehensive loss	Total
Balance as of March 31,2018	9,917,592	$9,918	$(1,171,294)	$(12,558)	$(1,173,934)
Foreign currency translation adjustment				9,479	9,479
Net loss			(89,447)		(89,447)
Balance as of June 30,2018	9,917,592	9,918	(1,260,741)	(3,079)	(1,253,902)
Foreign currency translation adjustment				8,473	8,473
Net loss			(73,258)		(73,258)
Balance as of September 30,2018	9,917,592	9,918	(1,333,999)	5,394	(1,318,687)
Foreign currency translation adjustment				214	214
Net loss			(50,898)		(50,898)
Balance as of December 31,2018	9,917,592	9,918	(1,384,897)	5,608	(1,369,371)

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(152,283)	(213,603)
Depreciation	-
Changes in assets and liabilities:
Other receivables	2,281	(138)
Accounts payable and accrued liabilities	24,126	(55,379)
Net cash used in operating activities	$(125,876)	$(269,120)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short-term loans	(1,426)	(258)
Proceeds from note payable - related parties	126,643	196,897
	$125,217	$196,639

Effect on changes in foreign exchange rate	508	18,166
Net increase in cash and cash equivalents	(151)	(54,315)
Cash and cash equivalents, beginning of period	519	55,054

Cash and cash equivalents, end of period	$368	$739

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2019
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

Interim Financial Information

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

These financial statements should be read in conjunction with the audited financial statements as of and for the year ended March 31, 2019, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements as of and for the year ended March 31, 2019.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2019. The carrying values of our financial instruments, including, cash and cash equivalents; accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at December 31, 2019 and March 31, 2019.

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

The following table sets forth the computation of basic earnings (loss) per share, for the nine months ended December 31, 2019 and 2018:

	Nine Months Ended December 31,
	2019	2018
Net loss	$(152,283)	$(213,603)

Weighted average common shares outstanding (basic and diluted)	9,917,592	9,917,592

Net loss per common share, basic and diluted	$(0.02)	$(0.02)

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, as well as other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of December 31, 2019 and March 31, 2019.

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred. No advertising costs were incurred for the nine months ended December 31, 2019 and 2018 respectively.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Financial Instruments-Credit Losses (Topic 326) amends guidelines on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of this ASU did not have an impact on the Company s financial statements.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established an on-going source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. As of December 31, 2019, the Company had an accumulated deficit of $1,586,892, and net loss of $152,283 and net cash used in operations of $125,876 for the nine months ended December 31, 2019. Losses have principally occurred as a result of the substantial resources required for the operating of the two new wholly owned subsidiaries. These factors raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4-STOCKHOLDERS’EQUITY (DEFICIT)

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

As of December 31, 2019 and March 31,2019, the Company has 9,917,592 shares of common stock issued and outstanding.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NOTE 5 - LONG-TERM LOAN

Ms Wu, Fengqun is the lender of the loan who is not a related party. The fixed interest is $150 per annum. The term of borrowing is 1 year. The interest and the principal of the loan is to be repaid on April 11, 2020. The loan is not secured by any collateral. As of December 31, 2019 and March 31 2019, the short-term loan outstanding was $164,081 and $169,309 respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2019, Mr. Jiang, Libin, the President and a director of the Company, had advanced the Company $117,033 for operating expenses. During the nine months ended December 31, 2018, Mr. Jiang, Libin, the President and a director of the Company, had advanced the Company $196,897 for operating expenses. These advances have been formalized by non-interest-bearing demand notes.

As of December 31, 2019, the Company owed $487,355 to Mr. Tsap, Wai Ping, the former President of the Company (the “Former President”), and $774,787 to Mr. Jiang, Libin respectively.

As of March 31, 2019, the Company owed $487,358 to the Former President, and $657,754 to Mr. Jiang, Libin respectively.

NOTE 7 - CONTINGENCIES & UNCERTAINTIES

Contingencies

On June 25, 2019, the management decided to abandon the Company’s subsidiary Yinfu Group Overseas Investment & Finance Limited (“Yinfu BVI”) that has been administratively struck off by the BVI registrar for non-payment of fees. Yinfu BVI is a holding entity established in BVI that did not have any activities or operations since inception. Yinfu BVI being a struck off company continues to have legal status. As such, it may incur additional liabilities (including fees and late payment penalties which would need be to repaid in order to restore the company); it may potentially be the subject of a creditor’s claim or judgement; and its members, directors, officers and agents remains responsible for any liabilities that existed before it was struck off. If the indicated events were to occur it may have negative effects on the Company’s operation

Lease commitments

Our Company leased office premise by entering into operating lease agreement. Different terms and renewal rights are provided to our Company under the agreement. The existing lease agreement expired as of December 2019, and the renewal lease agreement has not been signed as of the filling date. We expect to renew the lease agreement with the same terms. The Company has elected to not recognize lease assets and liabilities for leases with a term less than twelve months.

Lease expenses for the nine months ended December 31, 2019 and 2018 was $52,948 and $68,309, respectively.

The future aggregate minimum lease payments under operating leases are as follows:

Periods
For year ended March 31, 2020 (excluding the nine months ended December 31, 2019)	$-
For year ended March 31, 2021	-
For year ended March 31, 2022	-
For year ended March 31, 2023	-
Thereafter	-
Total	$-

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

In 2020, we plan to establish ourselves as a known P2P online lending service provider. We provide an online lending platform that matches lenders directly with the borrowers and charge a commission fee. Through our P2P platform, lenders can earn higher returns compared to savings and investment products offered by banks, where borrowers can borrow money at lower interest rate.

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

Results of Operations

We have generated no revenues and have incurred $1,586,902 in expenses through December 31, 2019.

The following table provides selected financial data about our company as of December 31, 2019 and March 31, 2019.

	December 31, 2019	March 31, 2019
Cash	$368	$519
Total Assets	$1,330	$7,558
Total Liabilities	$1,559,158	$1,423,662
Stockholders’ Equity (Deficit)	$(1,557,828)	$(1,416,104)

As of December 31, 2019, the Company’s cash balance was $368 compared to $519 as of March 31, 2019, and our total assets as of December 31, 2019, were $1,330 compared with $7,558 as of March 31, 2019. The decrease in cash and decrease in total assets were immaterial.

As of December 31, 2019, the Company had total liabilities of $1,559,158 compared with total liabilities of $1,423,662 as of March 31, 2019. The increase in total liabilities was primarily attributed to the increase of advance from the President for operating expenses.

	Nine Months Ended December 31, 2019	Nine Months Ended December 31, 2018
Revenue	$-	$-
Operating Expenses
General and administrative	122,528	171,208
Professional fees	29,755	42,395
Total Operating Expenses	$152,283	213,603
Income (Loss) from Operation	$(152,283)	$(213,603)

Revenues

The Company has generated no revenues during the three and nine months ended December 31, 2019 and 2018.

Operating expenses

For the nine months ended December 31, 2019, total operating expenses were $152,283, which consisted general and administrative fees and professional fees. For the nine months ended December 31, 2018, total operating expenses were $213,603, which consisted general and administrative fees and professional fees. The decrease in total operating expenses is due to the decrease in salary, professional fees and office rent cost.

Liquidity and Capital Resources

Working Capital

	As of December 31, 2019	As of March 31, 2019
Current Assets	$1,330	$7,558
Current Liabilities	$1,559,158	$1,423,662
Working Capital Deficiency	$(1,557,828)	$(1,416,104)

As of December 31, 2019, the Company had a working capital deficiency of $1,557,828 compared with working capital deficiency of $1,416,104 as of March 31, 2019. The increase in working capital deficiency was primarily attributed to the increase in current liabilities due to the increase of advance from the President for operating expenses.

Cash Flows
	Nine Months Ended December 31, 2019	Nine Months Ended December 31, 2018
Cash Flows Used in Operating Activities	$(125,876)	$(269,120)
Cash Flows Provided by Investing Activities	$-	$-
Cash Flows Provided by Financing Activities	$125,217	$196,639
Effects on change in foreign exchange rate	$(508)	$18,166
Net Decrease in Cash During Period	$(151)	$(54,315)

Cash Flows Used in Operating Activities

During the nine months ended December 31, 2019, the Company had $125,876 in cash used in operating activities, which was attributed from loss from operations of $152,283 and increase in accounts payable and accrued liabilities of $24,126 and decrease in other receivables of $2,281.

During the nine months ended December 31, 2018, the Company had $269,120 in cash used in operating activities, which was attributed from loss from operations of $213,603, increase of other receivables of $138 and decrease in accounts payable and accrued liabilities of $55,379.

Cash Flows Provided by Investing Activities

During the nine months ended December 31, 2019 and 2018, the Company used no cash in investing activities.

Cash Flows Provided by Financing Activities

During the nine months ended December 31, 2019, the President has advanced the Company $126,643 for operating expenses.

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

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

As of December 31, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with their review of our financial statements as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three quarters ended December 31, 2019, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No stock was sold during the three quarters ended December 31, 2019.

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

Yinfu Gold Corporation
(Registrant)

Dated: February 14, 2020	/s/ Jiang, Libin
Jiang, Libin
Chief Executive Officer

