Form 10-K
period 2020-03-31
Yinfu Gold Corp.
filed 2020-06-30
CIK 1438461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

As of June 30, 2020, we have 9,917,592 shares of common stock, par value $0.001 per share issued and outstanding.

Yinfu Gold Corporation Form 10-K March 31, 2020 Table of Contents

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

The following table sets forth the quarterly high and low bid prices for the common stock from March 31, 2018 to March 31, 2020. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions

	High	Low
Quarter ended March 31, 2018	$9.3	3.0
Quarter ended June 30, 2018	$4.3	2.0
Quarter ended September 30, 2018	$5.1	1.1
Quarter ended December 31, 2018	$1.7	0.8
Quarter ended March 31, 2019	$1.2	0.7
Quarter ended June 30, 2019	$4.0	1.1
Quarter ended September 30, 2019	$3.9	3.9
Quarter ended December 31, 2019	$3.9	2.5
Quarter ended March 31, 2020	$4.8	3.5

Holders

As of March 31, 2020, there were 1,352 stockholders of record, and an aggregate of 9,917,592 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities, which were not registered under the Securities Act during the year ended March 31, 2020, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended March 31, 2020.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended March 31, 2020.

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

In 2020, we plan to establish the Company as a known P2P online lending service provider. We provide an online lending platform that matches lenders directly with the borrowers and charge a commission fee. Through our P2P platform, lenders can earn higher returns compared to savings and investment products offered by banks, while borrowers can borrow money at lower interest rate.

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

Results of Operations

We have generated no revenues and have incurred $207,316 in expenses for the year ended March 31, 2020.

The following table provides selected financial data about our company as of March 31, 2020 and 2019.

	March 31, 2020	March 31, 2019
Cash	$775	$519
Total Assets	118,940	7,558
Total Liabilities	1,721,723	1,423,662
Stockholders’ Deficit	$(1,602,783)	$(1,416,104)

As of March 31, 2020, the Company’s cash balance was $775 compared to $519 as of March 31, 2019, and our total assets as of March 31, 2020, were $118,940 compared with $7,558 as of March 31, 2019. The increase in total assets was due to the recognition of operating lease right of use asset, net as of March 31, 2020.

As of March 31, 2020, the Company had total liabilities of $1,721,723 compared with total liabilities of $1,423,662 as of March 31, 2019. The increase in total liabilities was primarily attributed to an increase in related party debt owed to the President of the Company, and an increase in accounts payable and accrued liabilities, other payables, and operating lease liabilities. The Company received $141,088 as deposit from an unrelated third party to secure a potential joint venture with the Company.

	Year Ended March 31, 2020	Year Ended March 31, 2019
Revenue	$-	$-
Operating Expenses
General and administrative	158,412	214,852
Professional fees	47,939	48,473
Total Operating Expenses	206,351	263,325
Loss from Operations	$206,351	$(263,325)

Revenues

The Company has generated no operating revenues during the years ended March 31, 2020 and 2019.

Operating expenses

For the year ended March 31, 2020, total operating expenses were $206,351 which consisted of general and administrative fees and professional fees. For the year ended March 31,2019, total operating expenses were $263,325 which consisted of general and administrative fees and professional fees. The decrease in operating expense was due to the decrease in general and administrative fees, which mainly resulted from lessor daily expenditure occurred, such as the travelling expense, entertainment expense,etc, for the year ended March 31, 2020.

Liquidity and Capital Resources

Working Capital

	As of March 31, 2020	As of March 31, 2019
Current Assets	$1,721	$7,558
Current Liabilities	$1,675,918	$1,423,662
Working Capital Deficiency	$(1,674,197)	$(1,416,104)

As of March 31, 2020, the Company had a working capital deficiency of $1,674,197 compared with working capital deficiency of $1,416,104 as of March 31, 2019. The increase in working capital deficiency was primarily attributed to the increase in current liabilities due to an increase in account payable and notes payable to the President of the Company.

Cash Flows

	Year Ended March 31, 2020	Year Ended March 31, 2019
Cash Used in Operating Activities	$(39,870)	$(317,633)
Cash Flows from Investing Activities	$-	$-
Cash Flows from Financing Activities	$39,532	$250,092
Effects on changes in foreign exchange rate	$594	$13,006
Net (Decrease)/Increase in Cash During the Year	$256	$(54,535)

Cash Flows Used in Operating Activities

During the year ended March 31, 2020, the Company had $39,870 in cash used in operating activities which was mainly attributed to loss from operations of $207,316 partially offset by decrease in other receivable of $2,297 and increase in accounts payable and accrued liabilities of $15,255, compared to cash used in operating activities of $317,633 during the year ended March 31, 2019. The decrease in cash used for operating activities was due to the decrease in net loss and increase in accounts payable, accrued liabilities, operating lease liabilities, and other payables for the year ended March 31, 2020. Other payables consist of $138,045 received as deposit from an unrelated third party to secure a potential joint venture with the Company.

Cash Flows from Investing Activities

During the years ended March 31, 2020 and 2019, the Company used no cash in investing activities.

Cash Flows from Financing Activities

During the years ended March 31, 2020 and 2019, the President had advanced the Company $145,647 for operating expenses, received $119,981 from the Company as repayments, and collected $12,555 on behalf of the Company as a deposit for a potential joint venture. During the years ended March 31, 2020 and 2019, the repayment of unrelated party short-term loan was $1,436 and $0 respectively for operating expenses.

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

MARCH 31, 2020 AND 2019

(STATED IN U.S. DOLLARS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Yinfu Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Yinfu Gold Corp. (the Company) as of March 31, 2020 and 2019, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2020.

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

/s/ JLKZ CPA LLP

JLKZ CPA LLP.

Flushing, New York

June 29, 2020

We have served as the Company’s auditor since December 2018

Yinfu Gold Corporation
Consolidated Balance Sheets
(Stated in U.S. Dollars)

	March 31,	March 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$775	$519
Other receivables	946	7,039
Total current assets	1,721	7,558
Non-current assets
Operating lease right of use asset, net	117,219	-
Total non-current assets	117,219	-
Total Assets	$118,940	$7,558

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	118,661	109,241
Other payables	141,088	-
Short-term loan	162,321	169,309
Operating lease liabilities - current	83,070	-
Note payable - related party	1,170,778	1,145,112
Total Current Liabilities	1,675,918	1,423,662
Non-current liabilities
Operating lease liabilities - noncurrent	45,805	-
Total Non-current Liabilities	45,805	-
Total Liabilities	1,721,723	1,423,662

Stockholders’ Deficit
Common stock, ($0.001 par value, 3,000,000,000 shares authorized, 9,917,592 shares issued and outstanding as of March 31,2020 and 2019)	9,918	9,918
Accumulated deficit	(1,641,935)	(1,434,619)
Accumulated other comprehensive loss	29,234	8,597
Total Stockholders’ Deficit	(1,602,783)	(1,416,104)
Total Liabilities and Stockholders’ Deficit	$118,940	$7,558

  The accompanying notes are an integral part of these consolidated financial statements

Yinfu Gold Corporation
Consolidated Statements of Income and Comprehensive Income
(Stated in U.S. Dollars)

	For the Years Ended March 31,
	2020	2019

Revenue	$-	$-

Operating expenses:
General and administrative	158,412	214,852
Professional fees	47,939	48,473
Total operating expenses	206,351	263,325

Net loss from operations	(206,351)	(263,325)

Other Income and (Expense)
Interest expense	(1,251)	-
Other income (expense)	286	-
Total other income(loss)	(965)	-

Net income (loss) before income taxes	(207,316)	(263,325)

Provision for income taxes	-	-

Net loss	(207,316)	(263,325)

Basic and diluted loss per common share	(0.02)	(0.03)

Weighted average number of common shares outstanding - basic and diluted	9,917,592	9,917,592

Comprehensive income
Other comprehensive loss	20,637	4,209
Total comprehensive income	(186,679)	(259,116)

Basic and diluted loss per common share	(0.02)	(0.02)

Weighted average number of common shares outstanding - basic and diluted	$9,917,592	$9,917,592

The accompanying notes are an integral part of these consolidated financial statements

Yinfu Gold Corporation

Consolidated Statement of Changes in Stockholders’ Deficiency

(Stated in U.S. Dollars)

	Common Stock			Accumulated
	Number of shares	Par value	Accumulated Deficit	other comprehensive loss	Total
Balance as of March 31,2018	9,917,592	$9,918	$(1,171,294)	$(12,558)	$(1,173,934)
Foreign currency translation adjustment				21,155	21,155
Net loss			(263,325)		(263,325)
Balance as of March 31,2019	9,917,592	9,918	(1,434,619)	8,597	(1,416,104)
Foreign currency translation adjustment				20,637	20,637
Net loss			(207,316)		(207,316)
Balance as of March 31,2020	9,917,592	9,918	(1,641,935)	29,234	(1,602,783)

The accompanying footnotes are an integral part of these consolidated financial statements

Yinfu Gold Corporation
Consolidated Statements of Cashflows
(Stated in U.S. Dollars)

	For the Years Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(207,316)	(263,325)
Changes in assets and liabilities:
Other receivables	2,297	(1,124)
Accounts payable and accrued liabilities	15,255	-
Operating lease liabilities	11,849	-
Other payables	138,045	(53,184)
Net cash used in operating activities	$(39,870)	$(317,633)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short-term loans	(1,436)	-
Proceeds from note payable - related parties	40,968	250,092
Net cash provided by financing activities	$39,532	$250,092

Effect on changes in foreign exchange rate	(338)	13,006
Net increase in cash and cash equivalents	594	(54,535)
Cash and cash equivalents, beginning of period	519	55,054

Cash and cash equivalents, end of period	$775	$519
	-	-
Supplementary non-cash investing and financing activities:
Recognized ROU assets through lease liabilities	$119,154	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of these consolidated financial statements

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

Name of Subsidiary	State or Jurisdiction of Organization of Entity	Attributable equity interest
Yinfu Group Overseas Investment & Finance Limited (“BVI”)	British Virgin Island	100%
Yinfu Group International Holdings Limited (“HK”)	Hong Kong	100%
Yinfu International Holdings Limited (“WOFE”)	Shenzhen, People Republic of China	100%
Yinfu International Holdings Limited Huizhou Branch (“WOFE”)	Huizhou, People Republic of China	100%

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

Foreign Currency Translation and Re-measurement

In accordance with ASC 830, “Foreign Currency Matters”, the Company’s foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as other comprehensive income (loss) in stockholders’ equity. Revenue and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred. The Company had foreign currency translations gain (loss) of $20,637 and $4,209 for the years ended March 31, 2020 and 2019 respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2020. The carrying values of our financial instruments, including, cash and cash equivalents; accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

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

Income Taxes, Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. For the years ended March 31, 2020 and 2019, since the Company has not generated any income, no provision was made for income taxes. Further, no deferred tax assets or liabilities were recognized as at March 31, 2020 and 2019.

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

The following table sets forth the computation of basic earnings per share, for the years ended March 31, 2020 and 2019:

	Year Ended March 31,
	2020	2019
Net loss	$(207,316)	$(263,325)

Weighted average number of common shares outstanding - basic and diluted	9,917,592	9,917,592

Basic and diluted net loss per common share	$(0.02)	$(0.03)

Yinfu Gold Corporation

Notes to Audited Consolidated Financial Statements

(Stated in U.S. Dollars)

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of March 31, 2020 and 2019.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities - current, and operating lease liabilities - noncurrent on the balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred. No advertising costs were incurred for the years ended March 31, 2020 and 2019.

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU provides an exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. This update also (1) requires an entity to recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, (2) requires an entity to evaluate when a step-up in the tax basis of goodwill should be considered part of the business combination in which goodwill was originally recognized for accounting purposes and when it should be considered a separate transaction, and (3) requires that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The standard is effective for the Company for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

Yinfu Gold Corporation

Notes to Audited Consolidated Financial Statements

(Stated in U.S. Dollars)

In February 2020, the FASB issued ASU 2020-02, “Financial Instruments – Credit Losses (Topic 326) and Leases (topic 842) Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (topic 842)”. This ASU provides guidance regarding methodologies, documentation, and internal controls related to expected credit losses. This ASU is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. The amendments in this Update modify the disclosure requirements on fair value measurements based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the potential impacts of ASU 2018-13 on its consolidated financial statements.

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

Yinfu Gold Corporation

Notes to Audited Consolidated Financial Statements

(Stated in U.S. Dollars)

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. As of March 31, 2020, the Company had an accumulated deficit of $1,641,935 and net loss of $207,316 and net cash used in operations of $51,876 for the year ended March 31, 2020. Losses have principally occurred as a result of the substantial resources required for the operating of the two new wholly owned subsidiaries. These factors raise substantial doubt about its ability to continue as a going concern.

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

Yinfu Gold Corporation

Notes to Audited Consolidated Financial Statements

(Stated in U.S. Dollars)

NOTE 4 – OTHER PAYABLES

As of March 31, 2020, the Company received $141,088 as deposit from an unrelated third party to secure a potential joint venture with the Company. The money shall be returned to the interested third party upon completion of the joint venture.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue 3,000,000,000 shares of common stock.

As of March 31, 2020, and March 31, 2019, the Company has 9,917,592 shares of common stock issued and outstanding.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NOTE 6 – SHORT-TERM LOAN

Short-term loan consists of two notes payable to an unrelated third party in the amount of RMB834,673, annual fixed interest of $100, maturity date of April 11, 2020; and also in the amount of RMB344,345, annual fixed interest of $50, maturity date of April 11, 2020. These two notes were extended to mature on March 31, 2021 with no interest.

As of March 31, 2020 and 2019, short-term loan outstanding was $162,321 and $169,309 respectively.

During the year ended March 31, 2020, the Company repaid $6,988 to Ms. Wu, Fengqun.

NOTE 7 – LEASES

The Company has a lease agreement for its office space. The original lease agreement expired on December 2019, and the renewal agreement was signed to extend the lease for the period from January 1, 2020 to December 31, 2021.

The Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is incremental borrowing rate or, if available, the rate implicit in the lease. The Company determines the incremental borrowing rate for this lease based primarily on its lease term in PRC which is approximately 4.75%.

The Company has elected to not recognized lease assets and liabilities for lease with a term less than twelve months.

Operating lease expenses were $71,092 and $88,682 for the years ended March 31, 2020 and 2019, respectively.

The undiscounted future minimum lease payment schedule as follows:

For the years ended March 31,	Amount
2021	71,092
2022	53,291
2023	-
Thereafter	-
Total	$124,383

NOTE 8 - RELATED PARTY TRANSACTIONS

During the year ended March 31, 2020, Mr. Jiang, Libin, the President and a director of the Company, had advanced the Company $145,647 for operating expenses, received $119,981 from the Company as repayments, and collected $12,555 on behalf of the Company as a deposit for a potential joint venture (Refer to Note 4). During the year ended March 31, 2019, Mr. Jiang, Libin, had advanced the Company $250,092 for operating expenses. These advances have been formalized by non-interest-bearing demand notes.

As of March 31, 2020, the Company owed $487,358 and $683,420 to Mr. Tsap, Wai Ping, the former President of the Company (the “Former President”) and Mr. Jiang, Libin respectively.

As of March 31, 2019, the Company owed $487,358 and $657,754 to Mr. Tsap, and Mr. Jiang, Libin respectively.

The loans due to related parties are due on demand, non-interest bearing, and unsecured.

NOTE 9 – INCOME TAX

Deferred taxes are provided on liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary different amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Yinfu Gold Corporation

Notes to Audited Consolidated Financial Statements

(Stated in U.S. Dollars)

United States

Yinfu Gold Corporation is established in the State of Wyoming in United States and is subject to Wyoming state and US Federal tax laws. Yinfu Gold Corporation is subject to Federal statutory income tax rate of 21%.

As of March 31, 2020, Yinfu Gold Corporation has accumulated net operating loss of $962,210 that may be offset against future taxable income has not been recognized as an income tax benefit based on uncertainties concerning its ability to generate taxable in future period.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As a result of the reduction in the U.S. corporate income tax rate from 34% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax assets.

Hongkong

Yinfu Group International Holdings Limited was incorporated under the Hong Kong tax laws. The statutory income tax rate is 16.5%. Subsidiaries in Hong Kong are exempted from income tax on their foreign-derived income and there are no withholding taxes in Hong Kong on remittance of dividends.

PRC

Yinfu International Holdings Limited was incorporated under the China Enterprise Income Tax Law, or the EIT Law, domestic enterprises and foreign investment enterprises, or FIE, are subject to a unified 25% enterprise income tax rate, except for certain entities that are entitled to tax holidays or exemptions.

As of March 31, 2020, Yinfu International Holdings Limited has accumulated net operating loss of $643,687that may be offset against future taxable income has not been recognized as an income tax benefit based on uncertainties concerning its ability to generate taxable in future period.

NOTE 10 – CONTINGENCIES & UNCERTAINTIES

Contingencies

On June 25, 2019, the management decided to abandon the Company’s subsidiary Yinfu Group Overseas Investment & Finance Limited (“Yinfu BVI”) that has been administratively struck off by the BVI registrar for non-payment of fees. Yinfu BVI is a holding entity established in BVI that did not have any activities or operations since inception. Yinfu BVI being a struck off company continues to have legal status. As such, it may incur additional liabilities (including fees and late payment penalties which would need be to repaid in order to restore the company); it may potentially be the subject of a creditor’s claim or judgement; and its members, directors, officers and agents remains responsible for any liabilities that existed before it was struck off. If the indicated events were to occur it may have negative effects on the Company’s operation

NOTE 11 - SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Based on this evaluation, the Company concluded that subsequent to March 31, 2020 but prior to June 30, 2020, the date the financial statements were available to be issued, there was no subsequent event that would require disclosure to or adjustment to the financial statements other than the ones disclosed above.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2020 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of March 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended March 31, 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Jiang, Libin	President, Secretary and Director	57	December 12, 2015
Jiang, Libin	Interim Chief Financial Officer	57	January 14, 2019
Zhang, Hong	Director	57	December 12, 2015

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

Our board of directors currently consists of two members, Jiang, Libin and Zhang Hong. The Board held no formal meetings during the year ended March 31, 2020. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Wyoming General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of March 31, 2020, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jiang, Libin President, Secretary and Director (1)	2018/2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2019/2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Zhang, Hong Director (2)	2018/2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2019/2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Jiang, Libin was appointed as the President, Secretary and Director on December 12, 2015.
(2)	Zhang, Hong was appointed as a Director on December 12, 2015.

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

Grants of Plan-Based Awards

There were no grants of plan-based awards during the year ended March 31, 2020.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended March 31, 2020.

Option Exercises and Stock Vested

During the year ended March 31, 2020, there were no options exercised by our named officer.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 24, 2020, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Shareholder loan

As of March 31, 2020, Mr. Jiang, Libin, the President and a director of the Company, has advanced working capital to the Company with an outstanding balance of $683,420 and Mr. Tsap, Wai Ping, the former President of the Company who resigned on October 31, 2014, has advanced the Company $487,358 for operating expenses.

Director Independence

Our Board of Directors has determined that it does not have a member that is “independent” as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Exchange Act.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2020 and the year ended March 31, 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended March 31, 2020	Year Ended March 31, 2019
Audit fees (1)	$14,000	$10,870
Audit related fees (2)	$-	$-
Tax fees (3)	$-	$-
All other fees (4)	$-	$-
Total	$14,000	$10,870

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

Yinfu Gold Corporation
(Registrant)

Date: June 30, 2020	/s/ Jiang, Libin
Jiang, Libin
President, Secretary and Director

Date: June 30, 2020	/s/ Jiang, Libin
Jiang, Libin
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 30, 2020	/s/ Jiang, Libin
Jiang, Libin
President, Secretary and Director

Date: June 30, 2020	/s/ Jiang, Libin
Jiang, Libin
Interim Chief Financial Officer

