Form 10-Q
period 2020-06-30
Yinfu Gold Corp.
filed 2020-08-14
CIK 1438461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-152242

YINFU GOLD CORPORATION
(Exact name of registrant as specified in its charter)

WYOMING	20-8531222
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 2313, Dongfang Science and Technology Mansion, Nanshan District, Shenzhen, China 518000

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 14, 2020, the Company had 9,917,592 shares of common stock outstanding.

YINFU GOLD CORPORATION

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2020

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the period ended June 30, 2020 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	March 31,
	2020	2020
ASSETS

Current Assets
Cash and cash equivalents	$5,088	$775
Other receivables	11,553	946
Total current Assets	16,641	1,721
Non-current assets
Operating lease right of use asset, net	122,818	117,219
Total non-current assets	122,818	117,219
Total Assets	139,459	118,940

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	98,867	118,661
Other payables	171,576	141,088
Short-term loan	162,570	162,321
Operating lease liabilities - current	82,962	83,070
Due to related party	1,218,263	1,170,778
Total Current Liabilities	1,734,238	1,675,918
Non-current liabilities
Operating lease liabilities - noncurrent	51,537	45,805
Total Non-current Liabilities	51,537	45,805
Total Liabilities	1,785,775	1,721,723

Stockholders' Deficit
Common stock ($0.001 par value, 3,000,000,000 shares authorized, 9,917,592 shares issued and outstanding as of March 31, 2020 and June 30,2020)	9,918	9,918
Accumulated deficit	(1,684,067)	(1,641,935)
Accumulated other comprehensive loss	27,833	29,234
Total Stockholders' Deficit	(1,646,316)	(1,602,783)
Total Liabilities and Stockholders' Deficit	$139,459	$118,940

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended June 30,
	2020	2019

REVENUE	$-	$-

OPERATING EXPENSES:
General and administrative	39,132	43,518
Professional fees	3,000	18,449
Total operating expenses	42,132	61,967

Net loss from operations	(42,132)	(61,967)

Other Income and (Expense)
Provision for income taxes	-	-
Net loss	(42,132)	(61,967)

Basic and diluted loss per common share	(0.00)	(0.01)

Weighted average number of common shares outstanding - basic and diluted	9,917,592	9,917,592

See Notes to the Condensed Consolidated Financial Statements.

5

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months ended June 30,
	2020	2019

NET LOSS	$(42,132)	$(61,967)

OTHER COMPREHENSIVE LOSS NET OF TAX:
Foreign currency translation adjustments	(1,401)	25,327

OTHER COMPREHENSIVE LOSS	(1,401)	25,327

COMPREHENSIVE LOSS	$(43,533)	$(36,640)

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

	Common Stock			Accumulated other
	Number of shares	Par value	Accumulated Deficit	comprehensive loss	Total
For the three months ended June 30, 2019
Balance as of March 31, 2019	9,917,592	$9,918	$(1,434,619)	$8,597	$(1,416,104)
Foreign currency translation adjustment				8,381	8,381
Net loss			(61,967)		(61,967)
Balance as of June 30, 2019	9,917,592	9,918	(1,496,586)	16,978	(1,469,690)
For the three months ended June 30, 2020
Balance as of March 31, 2020	9,917,592	9,918	(1,641,935)	29,234	(1,602,783)
Foreign currency translation adjustment				(1,401)	(1,401)
Net loss			(42,132)		(42,132)
Balance as of June 30, 2020	9,917,592	$9,918	$(1,684,067)	$27,833	$(1,646,316)

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(42,132)	(61,967)
Depreciation	-	-
Changes in assets and liabilities:
Other receivables	(10,605)	3,088
Accounts payable and accrued liabilities	10,358	(7,010)
Net cash used in operating activities	$(42,379)	$(65,889)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from/(Repayments) short-term loan	-	(2,207)
Net proceeds from related parties	46,793	51,868
Net cash provided by financing activities	$46,793	$49,661

Effect on changes in foreign exchange rate	(101)	16,225
Net increase in cash and cash equivalents	4,313	(3)
Cash and cash equivalents, beginning of period	775	519

Cash and cash equivalents, end of period	$5,088	$516

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2020

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

The Company no longer pursues opportunities related to the exploration of minerals. The name changed signified that the Company has commenced working toward a major change in our business plan and business model.

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

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the firm’s Annual Report on Form 10-K for the year ended March 31, 2020. The condensed consolidated financial information as of March 31, 2020 has been derived from audited consolidated financial statements not included herein. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

These financial statements should be read in conjunction with the audited financial statements as of and for the year ended March 31, 2020, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements as of and for the year ended March 31, 2020.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at June 30, 2020 and March 31, 2020.

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

The following table sets forth the computation of basic earnings (loss) per share, for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019
Net loss	$(42,132)	$(61,967)

Weighted average common shares outstanding (basic and diluted)	9,917,592	9,917,592

Net loss per common share, basic and diluted	$(0.00)	$(0.01)

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, as well as other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of June 30, 2020 and March 31, 2020.

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

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred. No advertising costs were incurred for the three months ended June 30, 2020 and 2019 respectively.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. See note 8.

Revenue Recognition

The Company adopted ASU 2014-09, Topic 606 on April 1, 2018, using the modified retrospective method. ASC 606 requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established an on-going source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. As of June 30, 2020, the Company had an accumulated deficit of $1,684,067, and net loss of $42,132 and net cash used in operations of $42,379 for the three months ended June 30, 2020. Losses have principally occurred as a result of the substantial resources required for the operating of the two new wholly owned subsidiaries. These factors raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4 – OTHER PAYABLES

As of June 30, 2020, of the total balance of $171,576, the Company received $143,266 as deposit from an unrelated third party to secure a potential joint venture with the Company. The money shall be returned to the interested third party upon completion of the joint venture.

NOTE 5-STOCKHOLDERS’EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue 3,000,000,000 shares of common stock.

As of June 30, 2020 and March 31,2020, the Company has 9,917,592 shares of common stock issued and outstanding.

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

As of June 30, 2020 and March 31, 2020, short-term loan outstanding was $162,570 and $162,321 respectively.

During the three months ended June 30, 2020, the Company repaid $0 to Ms. Wu, Fengqun.

NOTE 7 – LEASES

The Company has a lease agreement for its office space. The original lease agreement expired on December 2019, and the new agreement was signed to extend the lease until the date of April 30, 2022.

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

The Company has elected to not recognized lease assets and liabilities for lease with a term less than twelve months.

Operating lease expenses were $17,469 and $17,521 for the three months ended June 30, 2020 and 2019, respectively.

The undiscounted future minimum lease payment schedule as follows:

For the years ended March 31,	Amount
2021 (nine months from July 1, 2020 to March 31, 2021)	52,408
2022 (Twelve months from April1, 2021 to March 31, 2022)	69,877
2023	5,823
Thereafter	-
Total	$128,108

NOTE 8 - RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2020, Mr. Jiang, Libin, the President and a director of the Company, had advanced the Company $48,109 for operating expenses, received $624 from the Company as repayments. During the three months ended June 30, 2019, Mr. Jiang, Libin, the President and a director of the Company, had advanced the Company $51,863 for operating expenses. These advances have been formalized by non-interest-bearing demand notes.

As of June 30, 2020, the Company owed $487,358 and $730,905 to Mr. Tsap, Wai Ping, the former President of the Company (the “Former President”) and Mr. Jiang, Libin respectively.

As of March 31, 2019, the Company owed $487,358 and $657,754 to Mr. Tsap, and Mr. Jiang, Libin respectively.

The loans due to related parties are due on demand, non-interest bearing, and unsecured.

NOTE 9 - CONTINGENCIES & UNCERTAINTIES

Contingencies

On June 25, 2019, the management decided to abandon the Company’s subsidiary Yinfu Group Overseas Investment & Finance Limited (“Yinfu BVI”) that has been administratively struck off by the BVI registrar for non-payment of fees. Yinfu BVI is a holding entity established in BVI that did not have any activities or operations since inception. Yinfu BVI being a struck off company continues to have legal status. As such, it may incur additional liabilities (including fees and late payment penalties which would need be to repaid in order to restore the company); it may potentially be the subject of a creditor’s claim or judgement; and its members, directors, officers and agents remains responsible for any liabilities that existed before it was struck off. If the indicated events were to occur it may have negative effects on the Company’s operation

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Based on this evaluation, the Company concluded that subsequent to June 30, 2020 but prior to August 14, 2020, the date the financial statements were available to be issued, there was no subsequent event that would require disclosure to or adjustment to the financial statements other than the ones disclosed above.

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

Results of Operations

We have generated no revenues and have incurred $42,132 in expenses through the three months ended June 30, 2020.

The following table provides selected financial data about our company as of June 30, 2020 and March 31, 2020.

	June 30, 2020	March 31, 2020
Cash	$5,088	$775
Total Assets	$139,459	$118,940
Total Liabilities	$1,785,775	$1,721,723
Stockholders’ Equity (Deficit)	$(1,646,316)	$(1,602,783)

As of June 30, 2020, the Company’s cash balance was $5,088 compared to $775 as of March 31, 2020, and our total assets as of June 30, 2020, were $139,459 compared with $118,940 as of March 31, 2020. The increase in cash and increase in total assets were immaterial.

As of June 30, 2020, the Company had total liabilities of $1,785,775 compared with total liabilities of $1,721,723 as of March 31, 2020. The increase in total liabilities was primarily attributed to the increase of advance from the President for operating expenses.

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Revenue	$-	$-
Operating Expenses:
General and administrative	39,132	43,518
Professional fees	3,000	18,449
Total Operating Expenses	42,132	61,967
Loss from Operations	$42,132	$61,967

Revenues

The Company has generated no revenues during the three months ended June 30, 2020 and 2019.

Operating expenses

For the three months ended June 30, 2020, total operating expenses were $42,132, which consisted general and administrative fees and professional fees. For the three months ended June 30, 2019, total operating expenses were $61,967, which consisted general and administrative fees and professional fees. The decrease in operating expense was mainly due to the decrease in professional fees.

Liquidity and Capital Resources

Working Capital

	As of June 30, 2020	As of March 31, 2020
Current Assets	$16,641	$1,721
Current Liabilities	$1,734,238	$1,675,918
Working Capital Deficiency	$(1,717,597)	$(1,674,197)

As of June 30, 2020, the Company had a working capital deficiency of $1,717,597 compared with working capital deficiency of $1,674,197 as of March 31, 2020. The increase in working capital deficiency was primarily attributed to the increase in current liabilities due to the increase of advance from the President for operating expenses.

Cash Flows
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Cash Flows Used in Operating Activities	$(42,379)	$(65,889)
Cash Flows Provided by Investing Activities	$-	$-
Cash Flows Provided by Financing Activities	$46,793	$49,661
Effects on change in foreign exchange rate	$(101)	$16,225
Net Decrease in Cash During Period	$4,313	$(3)

Cash Flows Used in Operating Activities

During the three months ended June 30, 2020, the Company had $42,379 in cash used in operating activities, which was attributed from loss from operations of $42,132 and increase in accounts payable and accrued liabilities of $10,358 and increase in other receivables of $10,605.

During the three months ended June 30, 2019, the Company had $65,889 in cash used in operating activities, which was attributed from loss from operations of $61,967, decrease of other receivables of $3,088 and decrease in accounts payable and accrued liabilities of $7,010.

Cash Flows Provided by Investing Activities

During the three months ended June 30, 2020 and 2019, the Company used no cash in investing activities.

Cash Flows Provided by Financing Activities

During the three months ended June 30, 2020, the President has advanced the Company $46,793 for operating expenses.

During the three months ended June 30, 2019, the President has advanced the Company $51,868 for operating expenses.

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

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

As of June 30, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with their review of our financial statements as of June 30, 2020.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2020, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No stock was sold during the three months ended June 30, 2020.

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

Yinfu Gold Corporation
(Registrant)

Dated: August 14, 2020	/s/ Jiang, Libin
Jiang, Libin
Chief Executive Officer

