Form 10-Q
period 2020-09-30
Yinfu Gold Corp.
filed 2020-11-16
CIK 1438461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 16, 2020, the Company had 9,917,592 shares of common stock outstanding.

YINFU GOLD CORPORATION

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2020

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the period ended September 30, 2020 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	March31,
	2020	2020
ASSETS

Current Assets
Cash and cash equivalents	$577	$775
Other receivables	740	430
Total current Assets	$1,317	$1,721
Non-current assets
Operating lease right of use asset, net	111,005	117,219
Total non-current assets	111,005	117,219
Total Assets	112,322	118,940

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	89,097	118,661
Other payables	153,517	141,088
Short-term loan	167,348	162,321
Operating lease liabilities - current	93,276	83,070
Due to related party	1,325,787	1,170,778
Total Current Liabilities	1,829,025	1,675,918
Non-current liabilities
Operating lease liabilities - noncurrent	35,959	45,805
Total Non-current Liabilities	35,959	45,805
Total Liabilities	1,864,984	1,721,723

Stockholders’ Deficit
Common stock, ($0.001 par value, 3,000,000,000 shares authorized, 9,917,592 shares issued and outstanding as of March 31, 2020 and September 30,2020)	9,918	9,918
Accumulated deficit	(1,763,477)	(1,641,935)
Accumulated other comprehensive loss	897	29,234
Total Stockholders’ Deficit	(1,752,662)	(1,602,783)
Total Liabilities and Stockholders’ Deficit	$112,322	$118,940

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months Ended September 30,		For Six Months Ended September 30,
	2020	2019	2020	2019

REVENUE	$-	-	$-	-

OPERATING EXPENSES:
General and administrative	76,411	42,004	115,543	85,522
Professional fees	3,000	6,895	6,000	25,344
Total operating expenses	79,411	48,899	121,543	110,866

Net loss from operations	(79,411)	(48,899)	(121,543)	(110,866)

Other Income and (Expense)
Provision for income taxes	-	-	-	-
Net loss	(79,411)	(48,899)	(121,543)	(110,866)

See Notes to the Condensed Consolidated Financial Statements.

5

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Six Months ended September 30,
	2020	2019

NET LOSS	$(121,543)	$(110,866)

OTHER COMPREHENSIVE LOSS NET OF TAX:
Foreign currency translation adjustments	(28,335)	46,028

OTHER COMPREHENSIVE LOSS	(28,335)	46,028

COMPREHENSIVE LOSS	$(149,878)	$(64,838)

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

	Common Stock			Accumulated other
	Number of shares	Par value	Accumulated Deficit	comprehensive loss	Total

For the six months ended September 30, 2019
Balance as of March 31,2019	9,917,592	$9,918	$(1,434,619)	$8,597	$(1,416,104)
Foreign currency translation adjustment				8,381	8,381
Net loss			(61,967)		(61,967)
Balance as of June 30,2019	9,917,592	9,918	(1,496,586)	16,978	(1,469,690)
Foreign currency translation adjustment				12,256	12,256
Net loss			(48,899)		(48,899)
Balance as of September 30,2019	9,917,592	$9,918	$(1,545,485)	$29,234	$(1,506,333)

For the six months ended September 30, 2020
Balance as of March 31,2020	9,917,592	$9,918	$(1,641,935)	$29,234	$(1,602,783)
Foreign currency translation adjustment				(1,401)	(1,401)
Net loss			(42,132)		(42,132)
Balance as of June 30, 2020	9,917,592	9,918	(1,684,067)	27,833	(1,646,316)
Foreign currency translation adjustment				(26,934)	(26,934)
Net loss			(79,411)		(79,411)
Balance as of September 30, 2020	9,917,592	$9,918	$(1,763,478)	$899	$(1,752,661)

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(121,543)	(110,866)
Depreciation	-
Changes in assets and liabilities:
Other receivable	-	145,221
Account receivable - related party	240	-
Accounts payable and accrued liabilities	(18,343)	(97,536)
Other payable	(5,220)	-
Operating lease liability	5,898	-
Net cash used in operating activities	$(138,968)	$(63,181)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from/(Repayments) short-term loan	-	(45,309)
Net proceeds from related parties	138,744	107,543
Net cash provided by financing activities	$138,744	$62,370

Net increase in cash and cash equivalents	(224)	(238)

Effect on changes in foreign exchange rate	26	573
Cash and cash equivalents, beginning of period	775	519

Cash and cash equivalents, end of period	$577	$281
	-	-
Non-cash investing and financing activities:
Recognized ROU assets through lease liabilities	10,879	-

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2020

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at September 30, 2020 and March 31, 2020.

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

The following table sets forth the computation of basic earnings (loss) per share, for the six months ended September 30, 2020 and 2019:

	Six Months Ended September 30,
	2020	2019
Net loss	$(121,543)	$(110,866)

Weighted average common shares outstanding (basic and diluted)	9,917,592	9,917,592

Net loss per common share, basic and diluted	$(0.00)	$(0.01)

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, as well as other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of September 30, 2020 and March 31, 2020.

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

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred. No advertising costs were incurred for the six months ended September 30, 2020 and 2019 respectively.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established an on-going source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. As of September 30, 2020, the Company had an accumulated deficit of $1,763,478, and net loss of $121,543 and net cash used in operations of $138,968 for the six months ended September 30, 2020. Losses have principally occurred as a result of the substantial resources required for the operating of the two new wholly owned subsidiaries. These factors raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4 – OTHER PAYABLES

As of September 30, 2020, the total balance was $153,516, which mainly referred to the amount payable to third party, accrued liability for office rental, etc. The Company received $147,100 as deposit from an unrelated third party to secure a potential joint venture with the Company. The money shall be returned to the interested third party upon completion of the joint venture.

NOTE 5-STOCKHOLDERS’EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue 3,000,000,000 shares of common stock.

As of September 30, 2020 and March 31,2020, the Company has 9,917,592 shares of common stock issued and outstanding.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NOTE 6 – SHORT-TERM LOAN

Short-term loan consists of two notes payable to Ms. Wu, Fengqun, an unrelated third party, in the amount of $122,917(RMB834,673), annual fixed interest of $100, maturity date of April 11, 2020; and also in the amount of $44,431(HKD344,345), annual fixed interest of $50, maturity date of April 11, 2020. These two notes were extended to mature on March 31, 2021 with no interest.

As of September 30, 2020 and March 31, 2020, short-term loan outstanding was $167,348 and $162,321 respectively.

During the six months ended September 30, 2020, the Company repaid $0 to Ms. Wu, Fengqun.

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

The Company has elected to not recognized lease assets and liabilities for lease with a term less than twelve months.

Operating lease expenses were $35,389 and $34,704 for the six months ended September 30, 2020 and 2019, respectively.

The undiscounted future minimum lease payment schedule as follows:

For the years ended March 31,	Amount
2021 (six months from September 30, 2020 to March 31, 2021)	36,458
2022 (twelve months from April1, 2021 to March 31, 2022)	54,688
2023	-
Thereafter	-
Total	$91,146

NOTE 8 - RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2020, Mr. Jiang, Libin, the President and a director of the Company, had advanced the Company $165,713 for operating expenses, received $26,969 from the Company as repayments. During the six months ended September 30, 2019, Mr. Jiang, Libin, the President and a director of the Company, had advanced the Company $107,679 for operating expenses. These advances have been formalized by non-interest-bearing demand notes.

As of September 30, 2020, the Company owed $487,358 and $838,945 to Mr. Tsap, Wai Ping, the former President of the Company (the “Former President”) and Mr. Jiang, Libin respectively.

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

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Based on this evaluation, the Company concluded that subsequent to September 30, 2020 but prior to November 16, 2020, the date the financial statements were available to be issued, there was no subsequent event that would require disclosure to or adjustment to the financial statements other than the ones disclosed above.

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

Results of Operations

We have generated no revenues and have incurred $121,543 in expenses through the six months ended September 30, 2020.

The following table provides selected financial data about our company as of September 30, 2020 and March 31, 2020.

	September 30, 2020	March 31, 2020
Cash	$577	$775
Total Assets	$112,322	$118,940
Total Liabilities	$1,864,984	$1,721,723
Stockholders’ Equity (Deficit)	$(1,752,662)	$(1,602,783)

As of September 30, 2020, the Company’s cash balance was $577 compared to $775 as of March 31, 2020, and our total assets as of September 30, 2020, were $112,322 compared with $118,940 as of March 31, 2020. The decrease in cash and decrease in total assets were immaterial.

As of September 30, 2020, the Company had total liabilities of $1,864,984 compared with total liabilities of $1,721,723 as of March 31, 2020. The increase in total liabilities was primarily attributed to the increase of advance from the President for operating expenses.

	Six Months Ended September 30, 2020	Six Months Ended September 30, 2019
Revenue	$-	$-
Operating Expenses:
General and administrative	115,543	85,522
Professional fees	6,000	25,344
Total Operating Expenses	121,543	110,866
Loss from Operations	$(121,543)	$(110,866)

Revenues

The Company has generated no revenues during the six months ended September 30, 2020 and 2019.

Operating expenses

For the six months ended September 30, 2020, total operating expenses were $121,543, which consisted general and administrative fees and professional fees. For the six months ended September 30, 2019, total operating expenses were $110,866, which consisted general and administrative fees and professional fees. The decrease in operating expense was mainly due to the decrease in professional fees.The fluctuation of operating expense was stable.

Liquidity and Capital Resources

Working Capital

	As of September 30, 2020	As of March 31, 2020
Current Assets	$1,317	$1,721
Current Liabilities	$1,829,025	$1,675,918
Working Capital Deficiency	$(1,827,708)	$(1,674,197)

As of September 30, 2020, the Company had a working capital deficiency of $1,827,708 compared with working capital deficiency of $1,674,197 as of March 31, 2020. The increase in working capital deficiency was primarily attributed to the increase in current liabilities due to the increase of advance from the President for operating expenses.

Cash Flows

	Six Months Ended September 30, 2020	Six Months Ended September 30, 2019
Cash Flows Used in Operating Activities	$(138,968)	$(63,181)
Cash Flows Provided by Investing Activities	$-	$-
Cash Flows Provided by Financing Activities	$138,744	$62,370
Effects on change in foreign exchange rate	$26	$573
Net Decrease in Cash During Period	$(224)	$(238)

Cash Flows Used in Operating Activities

During the six months ended September 30, 2020, the Company had $138,968 in cash used in operating activities, which was attributed from loss from operations of $121,543 and decrease in accounts payable and accrued liabilities of $18,343 and decrease in other payable of $5,220.

During the six months ended September 30, 2019, the Company had $63,181 in cash used in operating activities, which was attributed from loss from operations of $110,866 and decrease in accounts payable and accrued liabilities of $97,536 and decrease in other receivables of $145,221.

Cash Flows Provided by Investing Activities

During the six months ended September 30, 2020 and 2019, the Company used no cash in investing activities.

Cash Flows Provided by Financing Activities

During the six months ended September 30, 2020, the President has advanced the Company $138,744 for operating expenses.

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

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

As of September 30, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with their review of our financial statements as of September 30, 2020.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the six months ended September 30, 2020, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No stock was sold during the six months ended September 30, 2020.

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

Yinfu Gold Corporation
(Registrant)

Dated: November 16, 2020	/s/ Jiang, Libin
Jiang, Libin
Chief Executive Officer

