Form 10-K
period 2021-03-31
Yinfu Gold Corp.
filed 2021-06-29
CIK 1438461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

As of June 29, 2021, we have 9,917,592 shares of common stock, par value $0.001 per share issued and outstanding.

Yinfu Gold Corporation Form 10-K March 31, 2021 Table of Contents

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

All references in this Form 10-K to the “Company”, “Yinfu”, “we”, “us” or “our” are to Yinfu Gold Corporation.

Item 1. Business

Corporate Overview

Yinfu Gold Corporation (the “Company”) is a Wyoming corporation incorporated on September 1, 2005, as a for-profit company, and has a fiscal year end of March 31. The Company’s business office is located at Suite 2313, Dongfang Science and Technology Mansion, Nanshan District, Shenzhen, China 518000. The telephone number is (86)755-8316-0998.

The Company has limited cash on hand. We have sustained losses for year ended March 31, 2021 and has relied solely upon the funding obtained from management and significant stockholders.

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

Markets

We are working to enter into new-emerging application industries of Internet Technology, Artificial Intelligence(AI) and the Internet of Things(IOT).

Competition

Barrier to entry in the industry is low and there are many competitors. Our competitors have significantly greater financial and marketing resources than we do. There are no assurances that our efforts to compete in the marketplace will be successful.

Seasonality

The nature of our future products and services does not appear to be affected by seasonal variations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal place of business and corporate offices are located at Suite 2313, Dongfang Science and Technology Mansion, Nanshan District, Shenzhen, China 518000. The telephone number is (86)755-8316-0998.

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

The following table sets forth the quarterly high and low bid prices for the common stock from March 31, 2019 to March 31, 2021. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions

	High	Low
Quarter ended March 31, 2019	$1.2	0.7
Quarter ended June 30, 2019	$4.0	1.1
Quarter ended September 30, 2019	$3.9	3.9
Quarter ended December 31, 2019	$3.9	2.5
Quarter ended March 31, 2020	$4.8	3.5
Quarter ended June 30, 2020	$4.0	2.8
Quarter ended September 30, 2020	$4.3	1.8
Quarter ended December 31, 2020	$3.0	1.6
Quarter ended March 31, 2021	$3.8	1.4

Holders

As of March 31, 2021, there were 1,734 stockholders of record, and an aggregate of 9,917,592 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities, which were not registered under the Securities Act during the year ended March 31, 2021, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended March 31, 2021.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended March 31, 2021.

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

Overview

Yinfu Gold Corporation (the “Company”) is a Wyoming corporation incorporated on September 1, 2005, under the name Ace Lock & Security, Inc. Our name was changed to Yinfu Gold Corporation as of November 18, 2010.We are working to enter into new-emerging application industries of Internet Technology, Artificial Intelligence(AI) and the Internet of Things(IOT).

We have had limited operations and based upon our reliance on the sale of our common stock and the advances from our president, there are no assurances of any future source of funds for our operations.

Plan of Operation

We devote substantial efforts to enter into new-emerging application industries of Internet Technology, Artificial Intelligence(AI) and the Internet of Things(IOT).. However, our planned principal operations have not yet commenced.

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

Results of Operations

We have generated no revenues and have incurred $285,847 in expenses for the year ended March 31, 2021.

The following table provides selected financial data about our company as of March 31, 2021 and 2020.

	March 31, 2021	March 31, 2020
Cash	$300	$775
Total Assets	81,630	118,940
Total Liabilities	2,024,937	1,721,723
Stockholders’ Deficit	$(1,943,307)	$(1,602,783)

As of March 31, 2021, the Company’s cash balance was $300 compared to $775 as of March 31, 2020, and our total assets as of March 31, 2021, were $81,630 compared with $118,940 as of March 31, 2020. The decrease in total assets was due to the lessor operating lease right of use asset, net recognized as of March 31, 2021.

As of March 31, 2021, the Company had total liabilities of $2,024,937 compared with total liabilities of $1,721,723 as of March 31, 2020. The increase in total liabilities was primarily attributed to an increase in related party debt owed to the President of the Company, offset by a decrease in accounts payable and accrued liabilities, other payables.

	Year Ended March 31, 2021	Year Ended March 31, 2020
Revenue	$-	$-
Operating Expenses
General and administrative	211,426	158,412
Professional fees	75,055	47,939
Total Operating Expenses	286,481	206,351
Loss from Operations	$(286,481)	$(206,351)

Revenues

The Company has generated no operating revenues during the years ended March 31, 2021 and 2020.

Operating expenses

For the year ended March 31, 2021, total operating expenses were $286,481 which consisted of general and administrative fees and professional fees. For the year ended March 31,2020, total operating expenses were $206,351 which consisted of general and administrative fees and professional fees. The increase in operating expense was mainly due to the increase in both general and administrative expense and professional fees which mainly resulted from more consulting expenditure occurred and the increase in brokerage fees for the year ended March 31, 2021.

Liquidity and Capital Resources

Working Capital

	As of March 31, 2021	As of March 31, 2020
Current Assets	$1,995	$1,721
Current Liabilities	$2,024,936	$1,675,918
Working Capital Deficiency	$(2,022,941)	$(1,674,197)

As of March 31, 2021, the Company had a working capital deficiency of $2,022,941 compared with working capital deficiency of $1,674,197 as of March 31, 2020. The increase in working capital deficiency was primarily attributed to the increase in current liabilities due to an increase in payable to related party of the Company.

Cash Flows

	Year Ended March 31, 2021	Year Ended March 31, 2020
Cash Used in Operating Activities	$(348,186)	$(39,870)
Cash Flows from Investing Activities	$-	$-
Cash Flows from Financing Activities	$347,678	$39,532
Effects on changes in foreign exchange rate	$33	$(338)
Net (Decrease)/Increase in Cash During the Year	$(475)	$594

Cash Flows Used in Operating Activities

During the year ended March 31, 2021, the Company had $348,186 in cash used in operating activities which was mainly attributed to loss from operations of $286,314, a decrease in account payable of $80,421 and a decrease in operating lease liability of $66,953 partially offset by the depreciation of $73,040, compared to cash used in operating activities of $39,870 during the year ended March 31, 2020. The increase in cash used for operating activities was due to the increase in net loss and decrease in accounts payable, operating lease liabilities, and other payables for the year ended March 31, 2021.

Cash Flows from Investing Activities

During the years ended March 31, 2021 and 2020, the Company used no cash in investing activities.

Cash Flows from Financing Activities

Financing activities for both 2021 and 2020 mainly referred to the proceeds from related party for operating.

Mr. Jiang Libin advanced $347,678 and $39,532 to the Company for the years ended March 31, 2021 and 2020 respectively.

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

MARCH 31, 2021 AND 2020

(STATED IN U.S. DOLLARS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Yinfu Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Yinfu Gold Corp. (the Company) as of March 31, 2021 and 2020, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2021.

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

June 29, 2021

We have served as the Company’s auditor since December 2018

Yinfu Gold Corporation
Consolidated Balance Sheets
(Stated in U.S. Dollars)

	March 31,	March 31,
	2021	2020
ASSETS

Current Assets
Cash and cash equivalents	$300	$775
Other receivables	1,695	946
Total current Assets	$1,995	$1,721
Non-current assets
Operating lease right of use asset, net	79,635	117,219
Total non-current assets	79,635	117,219
Total Assets	81,630	118,940

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	99,692	118,661
Other payables	87,672	141,088
Short-term loan	171,666	162,321
Operating lease liabilities - current	98,526	83,070
Due to related party	1,567,380	1,170,778
Total Current Liabilities	2,024,936	1,675,918
Non-current liabilities
Operating lease liabilities - noncurrent	-	45,805
Total Non-current Liabilities	-	45,805
Total Liabilities	2,024,936	1,721,723

Stockholders’ Deficit
Common stock, ($0.001 par value, 3,000,000,000 shares authorized, 9,917,592 shares issued and outstanding as of March 31, 2021 and 2020)	9,918	9,918
Accumulated deficit	(1,928,249)	(1,641,935)
Accumulated other comprehensive loss	(24,975)	29,234
Total Stockholders’ Deficit	(1,943,306)	(1,602,783)
Total Liabilities and Stockholders’ Deficit	$81,630	$118,940

The accompanying notes are an integral part of these consolidated financial statements

Yinfu Gold Corporation
Consolidated Statements of Income and Comprehensive Income
(Stated in U.S. Dollars)

	For Years Ended March 31,
	2021	2020

REVENUE	$-	-

OPERATING EXPENSES:
General and administrative	211,426	158,412
Professional fees	75,055	47,939
Total operating expenses	286,481	206,351

Net loss from operations	(286,481)	(206,351)

Other Income and (Expense)
Financial expense	(1)	(1,251)
Other income (expense)	166	286
Total other income(loss)	(167)	(965)

Net income (loss) before income taxes	(286,314)	(207,316)

Provision for income taxes	-	-
Net loss	(286,314)	(207,316)

Comprehensive income
Other comprehensive loss	(54,209)	20,637
Total comprehensive loss	$(340,523)	(186,679)

Basic and diluted loss per common share	(0.03)	(0.02)

Weighted average number of common shares outstanding - basic and diluted	9,917,592	9,917,592

The accompanying notes are an integral part of these consolidated financial statements

Yinfu Gold Corporation

Consolidated Statement of Changes in Stockholders’ Deficiency

(Stated in U.S. Dollars)

	Common Stock			Accumulated
	Number of shares	Par value	Accumulated Deficit	other comprehensive loss	Total
Balance as of March 31, 2019	9,917,592	$9,918	$(1,434,619)	$8,597	$(1,416,104)
Net loss			(207,316)		(207,316)
Foreign currency translation adjustment				20,637	20,637
Balance as of March 31, 2020	9,917,592	9,918	(1,641,935)	29,234	(1,602,783)
Net loss			(286,314)		(286,314)
Foreign currency translation adjustment				(54,209)	(54,209)
Balance as of March 31, 2021	9,917,592	$9,918	$(1,928,249)	$(24,975)	$(1,943,306)

The accompanying footnotes are an integral part of these consolidated financial statements

Yinfu Gold Corporation
Consolidated Statements of Cashflows
(Stated in U.S. Dollars)

	For Years Ended March 31,
	2021		2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(286,314)		(207,316)
Amortization of right-of-use asset		73,040		-
Changes in assets and liabilities:
Other receivables		(651)		2,297
Accounts payable and accrued liabilities		(80,421)		15,255
Operating lease liability		(66,953)		11,849
Other payable - related party		13,112		-
Other payable		-		138,045
Net cash used in operating activities		$(348,186)		$(39,870)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities		$-		$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from/(Repayments) short-term loan		-		(1,436)
Proceeds from note payable - related parties		347,678		40,968
Net cash provided by financing activities		$347,678		$39,532

Effect on changes in foreign exchange rate		33		(338)
Net increase in cash and cash equivalents		(475)		594
Cash and cash equivalents, beginning of period		775		519
Cash and cash equivalents, end of period		$300		$775
		-
Non-cash investing and financing activities:
Recognized ROU assets through lease liabilities		-		119,154

Supplemental cash flow information
Cash paid for interest	$		$
Cash paid for income taxes	$		$

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

Foreign Currency Translation and Re-measurement

In accordance with ASC 830, “Foreign Currency Matters”, the Company’s foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as other comprehensive income (loss) in stockholders’ equity. Revenue and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred. The Company had foreign currency translations gain (loss) of $(54,210) and $20,637 for the years ended March 31, 2021 and 2020 respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2021. The carrying values of our financial instruments, including, cash and cash equivalents; accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

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

Income Taxes, Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. For the years ended March 31, 2021 and 2020, since the Company has not generated any income, no provision was made for income taxes. Further, no deferred tax assets or liabilities were recognized as at March 31, 2021 and 2020.

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

The following table sets forth the computation of basic earnings per share, for the years ended March 31, 2021 and 2020:

	Year Ended March 31,
	2021	2020
Net loss	$(286,314)	$(207,316)

Weighted average number of common shares outstanding - basic and diluted	9,917,592	9,917,592

Basic and diluted net loss per common share	$(0.03)	$(0.02)

Yinfu Gold Corporation

Notes to Audited Consolidated Financial Statements

(Stated in U.S. Dollars)

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of March 31, 2021 and 2020.

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

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred. No advertising costs were incurred for the years ended March 31, 2021 and 2020.

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

We adopted under the provisions allowed under ASU 2018-11. We recognized operating leases as right-of-use assets and corresponding lease liabilities on our consolidated balance sheets upon adoption.

Management has considered all other recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Yinfu Gold Corporation

Notes to Audited Consolidated Financial Statements

(Stated in U.S. Dollars)

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. As of March 31, 2021, the Company had an accumulated deficit of $1,928,249 and net loss of $286,314 and net cash used in operations of $348,186 for the year ended March 31, 2021. Losses have principally occurred as a result of the substantial resources required for the operating of the two new wholly owned subsidiaries. These factors raise substantial doubt about its ability to continue as a going concern.

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

Yinfu Gold Corporation

Notes to Audited Consolidated Financial Statements

(Stated in U.S. Dollars)

NOTE 4 – OTHER PAYABLES

On December 18, 2019, the Company signed a Letter of intent for Equity Acquisition (the “LOI Agreement”) as part of a joint venture plan between the Company and Ji’an Chengpin Mining Co., Ltd, a third-party company. The Company received $152,437 from the acquiree as earnest money deposit to secure the transfer of Mr. Jiang Libin’ shares as part of the LOI Agreement. On July 24, 2020, the LOI Agreement was terminated by all parties and the earnest money deposit of $152,437 was not required to be returned to the acquiree according pursuant to the Termination Agreement. As a result, the earnest money deposit was reclassified as amount payable to Mr. Jiang as of March 31, 2021. Please refer to the Note 8.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue 3,000,000,000 shares of common stock.

As of March 31, 2021, and March 31, 2020, the Company has 9,917,592 shares of common stock issued and outstanding.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NOTE 6 – SHORT-TERM LOAN

Short-term loan consists of two notes payable to an unrelated third party in the amount of $127,377 (RMB834,673), annual fixed interest of $100, maturity date of April 11, 2020; and in the amount of $44,289(HKD344,345, annual fixed interest of $50, maturity date of April 11, 2020. These two notes were extended to mature on March 31, 2022 without interest.

As of March 31, 2021 and 2020, short-term loan outstanding was $171,666 and $162,321 respectively.

NOTE 7 – LEASES

The Company has a lease agreement for its office space. The current lease agreement was signed to cover the lease for the period from May 1, 2020 to April 30, 2022.

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

The Company has elected to not recognized lease assets and liabilities for lease with a term less than twelve months.

Operating lease expenses were $73,040 and $71,092 for the years ended March 31, 2021 and 2020, respectively.

The undiscounted future minimum lease payment schedule as follows:

For the years ended March 31,	Amount
2022	73,040
2023	6,087
2024	-
Thereafter	-
Total	$79,127

NOTE 8 - RELATED PARTY TRANSACTIONS

During the year ended March 31, 2021, Mr. Jiang, Libin, the President and a director of the Company, had advanced the Company $345,693 for operating expenses, and received $101,012 from the Company as repayment. These advances have been formalized by non-interest-bearing demand notes. In addition, $152,437 were reclassified as amounts payable to Mr. Jiang due to the termination of agreement (Refer to Note 4).

During the year ended March 31, 2020, Mr. Jiang, Libin, had advanced the Company $145,647 for operating expenses, received $119,981 from the Company as repayments.

As of March 31, 2021 and 2020, the Company owed $1,080,022 and $683,420 to Mr. Jiang, Libin respectively.

As of March 31, 2021 and 2020, the Company owed $487,358 and $487,358 to Mr. Tsap, respectively.

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

As of March 31, 2021, Yinfu Gold Corporation has accumulated net operating loss of $1,087,203 that may be offset against future taxable income has not been recognized as an income tax benefit based on uncertainties concerning its ability to generate taxable in future period.

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

As of March 31, 2021, Yinfu International Holdings Limited has accumulated net operating loss of $803,181 that may be offset against future taxable income has not been recognized as an income tax benefit based on uncertainties concerning its ability to generate taxable in future period.

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

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Based on this evaluation, the Company concluded that subsequent to March 31, 2021 but prior to June 29, 2021, the date the financial statements were available to be issued, there was no subsequent event that would require disclosure to or adjustment to the financial statements other than the ones disclosed above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the 2021 fiscal years.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2021 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of March 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended March 31, 2021, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Jiang, Libin	President, Secretary and Director	58	December 12, 2015
Jiang, Libin	Interim Chief Financial Officer	58	January 14, 2019
Zhang, Hong	Director	58	December 12, 2015

Background of Officers and Directors

Jiang, Libin: President and Director

MR. Jiang Libin obtained the PhD from Camden University. He has worked in several large international trade companies for many years in which he is responsible for operation management and strategic development. He once served as the President of the Northeast Region of Hong Kong Store Chains Group and Chief Executive Officer of Liaoning Jinzhou Times Group. Since December 2015, he has been the Chairman of the Board&CEO of Yinfu Gold Corporation, and he has rich experiences in large-scale enterprise management operations and investment operations.

Zhang Hong: Director

Mr. Zhang Hong has rich experience in enterprise management and operations, he once served as General Manager of Shenzhen Peizheng Pharmaceutical Co., Ltd., General Manager of Guangxi Guiran Energy Co., Ltd. and Chairman of Shenzhen Jiazhan Energy Investment Co., Ltd. Now, he is the Executive Director&President of the Investment Department of Yinfu Gold Corporation.Over these years, he has been studying the development and current situation of the domestic and overseas financial systems. He has rich practical experience in team building, project operation and investment management. He is always enthusiastic about the public welfare and charity, and has been funding poor students and orphans for a long time. He is also the director and General Affair of Lions Clubs International, has planned and organized several large-scale charity activities in cooperation with domestic and foreign charities.

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

Our board of directors currently consists of two members, Jiang, Libin and Zhang Hong. The Board held no formal meetings during the year ended March 31, 2021. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Wyoming General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of March 31, 2021, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jiang, Libin	2019/2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, Secretary and Director (1)	2020/2021	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Zhang, Hong	2019/2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director (2)	2020/2021	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Jiang, Libin was appointed as the President, Secretary and Director on December 12, 2015.
(2)	Zhang, Hong was appointed as a Director on December 12, 2015.

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

Grants of Plan-Based Awards

There were no grants of plan-based awards during the year ended March 31, 2021.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended March 31, 2021.

Option Exercises and Stock Vested

During the year ended March 31, 2021, there were no options exercised by our named officer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 24, 2021, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage (2) of Class
Spread Rich Development Limited Poon, Shuk Ming Maggie (Beneficial Owner) Unit B, 5/F, CKK Commercial Centre, 289 Hennessy Road, Wanchai, Hong Kong	1,593,428 (Indirect)	16.07% Common

Huang Jing	861,199	8.68% Common

Item 13. Certain Relationships and Related Transactions, and Director Independence

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Shareholder loan

During the year ended March 31, 2021, Mr. Jiang, Libin,the President and a director of the Company, had advanced the Company $498,130 for operating expenses, including the amont of $152,437 that reclassified from a third party(Refer to Note 4), and received $101,012 as repayment. These advances have been formalized by non-interest-bearing demand notes.

Director Independence

Our Board of Directors has determined that it does not have a member that is “independent” as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Exchange Act.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2021 and the year ended March 31, 2020 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended March 31, 2021	Year Ended March 31, 2020
Audit fees (1)	$14,000	$14,000
Audit related fees (2)	$-	$-
Tax fees (3)	$-	$-
All other fees (4)	$-	$-
Total	$14,000	$14,000

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

Yinfu Gold Corporation
(Registrant)

Date: June 29, 2021	/s/ Jiang, Libin
Jiang, Libin
President, Secretary and Director

Date: June 29, 2021	/s/ Jiang, Libin
Jiang, Libin
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 29, 2021	/s/ Jiang, Libin
Jiang, Libin
President, Secretary and Director

Date: June 29, 2021	/s/ Jiang, Libin
Jiang, Libin
Interim Chief Financial Officer

