Form 10-Q
period 2021-06-30
Yinfu Gold Corp.
filed 2021-08-16
CIK 1438461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 16, 2021, the Company had 9,917,592 shares of common stock outstanding.

YINFU GOLD CORPORATION

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2021

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the period ended June 30, 2021 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	March 31,
	2021	2021
ASSETS

Current Assets
Cash and cash equivalents	$430	$300
Other receivables	2,508	1,695
Total current Assets	2,938	1,995
Non-current assets
Operating lease right of use asset, net	62,518	79,635
Total non-current assets	62,518	79,635
Total Assets	65,456	81,630

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	99,797	99,692
Other payables	160,077	87,672
Short-term loan	173,575	171,666
Operating lease liabilities - current	81,684	98,526
Due to related party	1,617,614	1,567,380
Total Current Liabilities	2,132,747	2,024,936
Non-current liabilities
Operating lease liabilities - noncurrent	-	-
Total Non-current Liabilities	-	-
Total Liabilities	2,132,747	2,024,936

Stockholders' Deficit
Common stock, ($0.001 par value, 3,000,000,000 shares authorized, 9,917,592 shares issued and outstanding as of June 30, 2021 and March 31, 2021)	9,918	9,918
Accumulated deficit	(2,039,805)	(1,928,249)
Accumulated other comprehensive loss	(37,404)	(24,975)
Total Stockholders' Deficit	(2,067,291)	(1,943,306)
Total Liabilities and Stockholders' Deficit	$65,456	$81,630

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months Ended June 30,
	2021	2020

REVENUE	$-	$-

OPERATING EXPENSES:
General and administrative	103,292	39,132
Professional fees	8,264	3,000
Total operating expenses	111,556	42,132

Net loss from operations	(111,556)	(42,132)

Net income (loss) before income taxes	(111,556)	(42,132)

Provision for income taxes	-	-
Net loss	(111,556)	(42,132)

Basic and diluted loss per common share	(0.01)	(0.00)

Weighted average number of common shares outstanding - basic and diluted	9,917,592	9,917,592

See Notes to the Condensed Consolidated Financial Statements.

5

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months ended
	June 30,
	2021	2020

NET LOSS	$(111,556)	$(42,132)

OTHER COMPREHENSIVE LOSS NET OF TAX:
Foreign currency translation adjustments	(12,429)	(1,401)

OTHER COMPREHENSIVE LOSS	(12,429)	(1,401)

COMPREHENSIVE LOSS	$(123,985)	$(43,533)

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

	Common Stock			Accumulated other
	Number of shares	Par value	Accumulated Deficit	comprehensive loss	Total
For the three months ended June 30, 2020
Balance as of March 31, 2020	9,917,592	$9,918	$(1,641,935)	$29,234	$(1,602,783)
Net loss			(42,132)		(42,132)
Foreign currency translation adjustment				(1,401)	(1,401)
Balance as of June 30, 2020	9,917,592	9,918	(1,684,067)	27,833	(1,646,316)
For the three months ended June 30, 2021
Balance as of March 31, 2021	9,917,592	9,918	(1,928,249)	(24,975)	(1,943,306)
Net loss			(111,556)		(111,556)
Foreign currency translation adjustment				(12,429)	(12,429)
Balance as of June 30, 2021	9,917,592	$9,918	$(2,039,805)	$(37,404)	$(2,067,291)

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For Three Months Ended June 30,
	2021		2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(111,556)		(42,132)
Amortization of right-of-use asset		18,241		-
Changes in assets and liabilities:
Other receivables		(787)		(10,605)
Accounts payable and accrued liabilities		105		10,358
Other payable		71,979		-
Operating lease liability		(18,241)		-
Net cash used in operating activities		$(40,259)		$(42,379)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities		$-		$-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from related parties		40,388		46,793
Net cash provided by financing activities		$40,388		$46,793

Effect on changes in foreign exchange rate		1		(101)
Net increase in cash and cash equivalents		130		4,313
Cash and cash equivalents, beginning of period		300		775
Cash and cash equivalents, end of period		$430		$5,088
		-
Non-cash investing and financing activities:
Recognized ROU assets through lease liabilities		-		-

Supplemental cash flow information
Cash paid for interest	$		$
Cash paid for income taxes	$		$

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2021

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

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the firm’s Annual Report on Form 10-K for the year ended March 31, 2021. The condensed consolidated financial information as of March 31, 2021 has been derived from audited consolidated financial statements not included herein. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

These financial statements should be read in conjunction with the audited financial statements as of and for the year ended March 31, 2021, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements as of and for the year ended March 31, 2021.

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

Foreign Currency Translation and Re-measurement

In accordance with ASC 830, “Foreign Currency Matters”, the Company’s foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as other comprehensive income (loss) in stockholders’ equity. Revenue and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred. The Company had foreign currency translations loss of $12,429 and $1,401 for the three months ended June 30, 2021 and 2020 respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2021. The carrying values of our financial instruments, including, cash and cash equivalents; accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

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

Income Taxes, Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at June 30, 2021 and March 31, 2021.

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

The following table sets forth the computation of basic earnings (loss) per share, for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
Net loss	$(111,556)	$(42,132)

Weighted average common shares outstanding (basic and diluted)	9,917,592	9,917,592

Net loss per common share, basic and diluted	$(0.01)	$(0.00)

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

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred. No advertising costs were incurred for the three months ended June 30, 2021 and 2020 respectively.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established an on-going source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. As of June 30, 2021, the Company had an accumulated deficit of $2,039,805, and net loss of $111,556 and net cash used in operations of $40,259 for the three months ended June 30, 2021. Losses have principally occurred as a result of the substantial resources required for the operating of the two new wholly owned subsidiaries. These factors raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4 – OTHER PAYABLES

On December 18, 2019, the Company signed a Letter of intent for Equity Acquisition (the “LOI Agreement”) as part of a joint venture plan between the Company and Ji’an Chengpin Mining Co., Ltd, a third-party company. The Company received $152,437 from the acquiree as earnest money deposit to secure the transfer of Mr. Jiang Libin’ shares as part of the LOI Agreement. On July 24, 2020, the LOI Agreement was terminated by all parties and the earnest money deposit of $152,437 was not required to be returned to the acquiree according pursuant to the Termination Agreement. As a result, the earnest money deposit was reclassified as amount payable to Mr. Jiang as of June 30, 2021 and March 31, 2021. Please refer to the Note 8.

NOTE 5-STOCKHOLDERS’EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue 3,000,000,000 shares of common stock.

As of June 30, 2021 and March 31,2021, the Company has 9,917,592 shares of common stock issued and outstanding.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NOTE 6 – SHORT-TERM LOAN

Short-term loan consists of two notes payable to an unrelated third party in the amount of $129,235 (RMB834,673), annual fixed interest of $100, maturity date of April 11, 2020; and in the amount of $44,340(HKD344,345, annual fixed interest of $50, maturity date of April 11, 2020. These two notes were extended to mature on March 31, 2022 without interest.

As of June 30, 2021 and March 31, 2021, short-term loan outstanding was $173,575 and $171,666 respectively.

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

The Company has elected to not recognized lease assets and liabilities for lease with a term less than twelve months.

Operating lease expenses were $19,126 and $17,469 for the three months ended June 30, 2021 and 2020, respectively.

The undiscounted future minimum lease payment schedule as follows:

For the years ended March 31,	Amount
2022 (nine months from June 30, 2021 to March 31, 2022)	57,378
2023 (twelve months from April1, 2022 to March 31, 2023)	6,376
2024 (twelve months from April1, 2023 to March 31, 2024)	-
Thereafter	-
Total	$63,754

NOTE 8 - RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2021, Mr. Jiang, Libin, the President and a director of the Company, had advanced the Company $40,453 for operating expenses, received $0 from the Company as repayments. These advances have been formalized by non-interest-bearing demand notes. In addition, $152,437 were reclassified as amounts payable to Mr. Jiang due to the termination of agreement (Refer to Note 4).

During the three months ended June 30, 2020, Mr. Jiang, Libin, the President and a director of the Company, had advanced the Company $48,109 for operating expenses, received $624 from the Company as repayments. These advances have been formalized by non-interest-bearing demand notes.

As of June 30, 2021 and March 31, 2021, the Company owed $1,130,256 and $1,080,022 to Mr. Jiang, Libin respectively.

As of June 30, 2021 and March 31, 2021, the Company owed $487,358 and $487,358 to Mr. Tsap, respectively.

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

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Based on this evaluation, the Company concluded that subsequent to June 30, 2021 but prior to August 16, 2021, the date the financial statements were available to be issued, there was no subsequent event that would require disclosure to or adjustment to the financial statements other than the ones disclosed above.

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

Overview

Yinfu Gold Corporation (the “Company”) is a Wyoming corporation incorporated on September 1, 2005, under the name Ace Lock & Security, Inc. Our name was changed to Yinfu Gold Corporation as of November 18, 2010.We are working to enter into new-emerging application industries of Internet Technology, Artificial Intelligence (AI) and the Internet of Things (IOT).

We have had limited operations and based upon our reliance on the sale of our common stock and the advances from our president, there are no assurances of any future source of funds for our operations.

Plan of Operation

We devote substantial efforts to enter into new-emerging application industries of Internet Technology, Artificial Intelligence (AI) and the Internet of Things (IOT). However, our planned principal operations have not yet commenced.

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

Results of Operations

We have generated no revenues and have incurred $111,556 in expenses through the three months ended June 30, 2021.

The following table provides selected financial data about our company as of June 30, 2021 and March 31, 2021.

	June 30, 2021	March 31, 2021
Cash	$430	$300
Total Assets	$65,456	$81,630
Total Liabilities	$2,132,747	$2,024,936
Stockholders’ Equity (Deficit)	$(2,067,291)	$(1,943,306)

As of June 30, 2021, the Company’s cash balance was $430 compared to $300 as of March 31, 2021, and our total assets as of June 30, 2021, were $65,456 compared with $81,630 as of March 31, 2021. The increase in cash and decrease in total assets were immaterial.

As of June 30, 2021, the Company had total liabilities of $2,132,747 compared with total liabilities of $2,024,936 as of March 31, 2021. The increase in total liabilities was primarily attributed to the increase of advance from the President for operating expenses.

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Fluctuation	%
Revenue	$-	$-
Operating Expenses:
General and administrative	103,292	39,132	64,160	164%
Professional fees	8,264	3,000	5,264	175%
Total Operating Expenses	111,556	42,132	69,424	165%
Loss from Operations	$(111,556)	$(42,132)	(69,424)	165%

Revenues

The Company has generated no revenues during the three months ended June 30, 2021 and 2020.

Operating expenses

For the three months ended June 30, 2021, total operating expenses were $111,556, which consisted general and administrative fees and professional fees. For the three months ended June 30, 2020, total operating expenses were $42,132, which consisted general and administrative fees and professional fees. The increase in operating expense was mainly due to the increase in both general and administrative expense and professional fees which mainly resulted from the additional $60,000 salary to Mr. Libin Jiang for the three months ended June 30, 2021.

Liquidity and Capital Resources

Working Capital

	As of June 30, 2021	As of March 31, 2021
Current Assets	$2,938	$1,995
Current Liabilities	$2,132,747	$2,024,936
Working Capital Deficiency	$(2,129,809)	$(2,022,941)

As of June 30, 2021, the Company had a working capital deficiency of $2,129,809 compared with working capital deficiency of $2,022,941 as of March 31, 2021. The slight increase in working capital deficiency was primarily attributed to the increase in current liabilities due to the increase of advance from the President for operating expenses and the increase in other payable balance.

Cash Flows

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Cash Flows Used in Operating Activities	$(40,259)	$(42,379)
Cash Flows Provided by Investing Activities	$-	$-
Cash Flows Provided by Financing Activities	$40,388	$46,793
Effects on change in foreign exchange rate	$1	$(101)
Net Decrease in Cash During Period	$130	$4,313

Cash Flows Used in Operating Activities

During the three months ended June 30, 2021, the Company had $40,259 in cash used in operating activities, which was attributed from loss from operations of $111,556 and offset by the increase in accounts payable and accrued liabilities of $105, increase in other payable of $71,979 and increase in other receivables of $787.

During the three months ended June 30, 2020, the Company had $42,379 in cash used in operating activities, which was attributed from loss from operations of $42,132 and increase in accounts payable and accrued liabilities of $10,358 and increase in other receivables of $10,605.

Cash Flows Provided by Investing Activities

During the three months ended June 30, 2021 and 2020, the Company used no cash in investing activities.

Cash Flows Provided by Financing Activities

During the three months ended June 30, 2021, the President has advanced the Company $40,388 for operating expenses.

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

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

As of June 30, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with their review of our financial statements as of June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

However, we noted the following risks arising recently:

● Substantial uncertainties exist with respect to the interpretation and implementation of PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations.

The PRC government will establish a foreign investment information reporting system, according to which foreign investors or foreign-invested enterprises shall submit investment information to the competent department for commerce concerned through the enterprise registration system and the enterprise credit information publicity system, and a security review system under which the security review shall be conducted for foreign investment affecting or likely affecting the state security.

Furthermore, the Foreign Investment Law provides that foreign invested enterprises established according to the existing laws regulating foreign investment may maintain their structure and corporate governance within five years after the implementing of the Foreign Investment Law.

In addition, the Foreign Investment Law also provides several protective rules and principles for foreign investors and their investments in the PRC, including, among others, that a foreign investor may freely transfer into or out of China, in Renminbi or a foreign currency, its contributions, profits, capital gains, income from disposition of assets, royalties of intellectual property rights, indemnity or compensation lawfully acquired, and income from liquidation, among others, within China; local governments shall abide by their commitments to the foreign investors; governments at all levels and their departments shall enact local normative documents concerning foreign investment in compliance with laws and regulations and shall not impair legitimate rights and interests, impose additional obligations onto FIEs, set market access restrictions and exit conditions, or intervene with the normal production and operation activities of FIEs; except for special circumstances, in which case statutory procedures shall be followed and fair and reasonable compensation shall be made in a timely manner, expropriation or requisition of the investment of foreign investors is prohibited; and mandatory technology transfer is prohibited.

● The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges, however, if our VIE or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange, which would materially affect the interest of the investors.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

For example, the Chinese cybersecurity regulator announced on July 2 that it had begun an investigation of Didi Global Inc. (NYSE: DIDI) and two days later ordered that the company’s app be removed from smartphone app stores.

As such, the Company’s business segments may be subject to various government and regulatory interference in the provinces in which they operate. The Company could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. The Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply.

Furthermore, it is uncertain when and whether the Company will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Although the Company is currently not required to obtain permission from any of the PRC federal or local government to obtain such permission and has not received any denial to list on the U.S. exchange, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No stock was sold during the three months ended June 30, 2021.

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

Yinfu Gold Corporation
(Registrant)

Dated: August 16, 2021	/s/ Jiang, Libin
Jiang, Libin
Chief Executive Officer

