Form 10-Q
period 2021-09-30
Yinfu Gold Corp.
filed 2021-11-15
CIK 1438461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 15, 2021, the Company had 9,917,592 shares of common stock outstanding.

YINFU GOLD CORPORATION

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2021

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the period ended September 30, 2021 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2021	2021
ASSETS

Current Assets
Cash and cash equivalents	$540	$300
Other receivables	3,720	1,695
Total current Assets	4,260	1,995
Non-current assets
Operating lease right of use asset, net	43,966	79,635
Total non-current assets	43,966	79,635
Total Assets	48,226	81,630

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	89,960	99,692
Other payables	58,994	87,672
Short-term loan	173,305	171,666
Operating lease liabilities - current	63,109	98,526
Due to related party	1,852,785	1,567,380
Total Current Liabilities	2,238,153	2,024,936
Non-current liabilities
Operating lease liabilities - noncurrent	-	-
Total Non-current Liabilities	-	-
Total Liabilities	2,238,153	2,024,936

Stockholders’ Deficit
Common stock, ($0.001 par value, 3,000,000 shares authorized, 9,917,592 shares issued and outstanding as of September 30, 2021 and March 31, 2021)	9,918	9,918
Accumulated deficit	(2,164,173)	(1,928,249)
Accumulated other comprehensive loss	(35,672)	(24,975)
Total Stockholders’ Deficit	(2,189,927)	(1,943,306)
Total Liabilities and Stockholders’ Deficit	$48,226	$81,630

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months Ended September 30,		For Six Months Ended September 30,
	2021	2020	2021	2020

REVENUE	$-	-	$-	-

OPERATING EXPENSES:
General and administrative	103,388	76,411	206,680	115,543
Professional fees	20,730	3,000	28,994	6,000
Total operating expenses	124,118	79,411	235,674	121,543

Net loss from operations	(124,118)	(79,411)	(235,674)	(121,543)

Other Income and (Expense)
Other income (expense)	(250)		(250)	-
Total other income(loss)	(250)	-	(250)	-

Net income (loss) before income taxes	(124,368)	(79,411)	(235,924)	(121,543)

Provision for income taxes			-	-
Net loss	(124,368)	(79,411)	(235,924)	(121,543)

Comprehensive income
Other comprehensive loss	1,732	(26,934)	(10,697)	(28,335)
Total comprehensive loss	(122,636)	(106,345)	(246,621)	(149,878)

Basic and diluted loss per common share	(0.01)	(0.01)	(0.02)	(0.01)

Weighted average number of common shares outstanding - basic and diluted	9,917,592	9,917,592	9,917,592	9,917,592

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

	Common Stock		Accumulated	Accumulated other
	Number of shares	Par value	Deficit	comprehensive loss	Total

Balance as of March 31,2020	9,917,592	$9,918	$(1,641,935)	$29,234	$(1,602,783)
Net loss			(42,132)		(42,132)
Foreign currency translation adjustment				(1,401)	(1,401)
Balance as of June 30,2020	9,917,592	9,918	(1,684,067)	27,833	(1,646,316)
Net loss			(79,411)		(79,411)
Foreign currency translation adjustment				(26,934)	(26,934)
Balance as of September 30,2020	9,917,592	9,918	(1,763,478)	899	(1,752,661)

Balance as of March 31,2021	9,917,592	9,918	(1,928,249)	(24,975)	(1,943,306)
Net loss			(111,556)		(111,556)
Foreign currency translation adjustment				(12,429)	(12,429)
Balance as of June 30,2021	9,917,592	$9,918	$(2,039,805)	$(37,404)	$(2,067,291)
Net loss			(124,368)		(124,368)
Foreign currency translation adjustment				1,732	1,732
Balance as of September 30,2021	9,917,592	9,918	(2,164,173)	(35,672)	(2,189,927)

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For Six Months Ended September 30,
	2021		2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(235,924)		(121,543)
Amortization of right-of-use asset		36,735		-
Changes in assets and liabilities:
Other receivables		(2,002)		-
Accounts receivable - related party				240
Accounts payable		(9,732)		(18,343)
Operating lease liability		(36,735)		5,898
Due to related party		120,000		-
Other payable		30,959		(5,220)
Net cash used in operating activities		$(96,699)		$(138,968)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities		$-		$-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from related parties		96,945		138,744
Net cash provided by financing activities		$96,945		$138,744

Effect on changes in foreign exchange rate		(6)		26
Net increase in cash and cash equivalents		240		(198)
Cash and cash equivalents, beginning of period		300		775
Cash and cash equivalents, end of period		$540		$577

Non-cash investing and financing activities:
Recognized ROU assets through lease liabilities		-		10,879

Supplemental cash flow information
Cash paid for interest	$		$
Cash paid for income taxes	$		$

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2021

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

Foreign Currency Translation and Re-measurement

In accordance with ASC 830, “Foreign Currency Matters”, the Company’s foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as other comprehensive income (loss) in stockholders’ equity. Revenue and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred. The Company had foreign currency translations loss of $10,697 and $28,335 for the six months ended September 30, 2021 and 2020 respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2021. The carrying values of our financial instruments, including, cash and cash equivalents; accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

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

Income Taxes, Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at September 30, 2021 and March 31, 2021.

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

The following table sets forth the computation of basic earnings (loss) per share, for the six months ended September 30, 2021 and 2020:

	Six Months Ended September 30,
	2021	2020
Net loss	$(235,924)	$(121,543)

Weighted average common shares outstanding (basic and diluted)	9,917,592	9,917,592

Net loss per common share, basic and diluted	$(0.02)	$(0.01)

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

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred. No advertising costs were incurred for the six months ended September 30, 2021 and 2020 respectively.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements of fair value measurements. The Company adopted ASU 2018-13 effective January 1, 2020, and it did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU provides an exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. This update also (1) requires an entity to recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, (2) requires an entity to evaluate when a step-up in the tax basis of goodwill should be considered part of the business combination in which goodwill was originally recognized for accounting purposes and when it should be considered a separate transaction, and (3) requires that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The standard is effective for the Company for fiscal years beginning after December 15, 2020, with early adoption permitted. .The Company adopted ASU 2019-12 effective January 1, 2021, and it did not have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies an issuer’s accounting for certain convertible instruments and the application of derivatives scope exception for contracts in an entity’s own equity. This guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and required enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. The new guidance is required to be applied either retrospectively to financial instruments outstanding as of the beginning of the first comparable reporting period for each prior reporting period presented or retrospectively with the cumulative effect of the change to be recognized as an adjustment to the opening balance of retained earnings at the date of adoption. This guidance is effective for the Company for the year ending March 31, 2023 and interim reporting periods during the year ending March 31, 2023. Early adoption is permitted. The Company is evaluating the effects, if any, of the adoption of this guidance on the financial position, results of operations and cash flows.

No other new accounting pronouncement issued or effective recently had or is expected to have a material impact on the Company’s consolidated financial statements or disclosures.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established an on-going source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. As of September 30, 2021, the Company had an accumulated deficit of $2,164,173, and net loss of $235,924 and net cash used in operations of $96,699 for the six months ended September 30, 2021. Losses have principally occurred as a result of the substantial resources required for the operating of the two new wholly owned subsidiaries. These factors raise substantial doubt about its ability to continue as a going concern.

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

As of September 30, 2021 and March 31,2021, the Company has 9,917,592 shares of common stock issued and outstanding.

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

As of September 30, 2021 and March 31, 2021, short-term loan outstanding was $173,305 and $171,666 respectively.

NOTE 6 – LEASES

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

The Company has elected to not recognized lease assets and liabilities for lease with a term less than twelve months.

Operating lease expenses were $38,290 and $35,389 for the six months ended September 30, 2021 and 2020, respectively.

The undiscounted future minimum lease payment schedule as follows:

For the years ended March 31,	Amount
2022 (six months from September 30, 2021 to March 31, 2022)	38,290
2023 (twelve months from April1, 2022 to March 31, 2023)	6,382
2024 (twelve months from April1, 2023 to March 31, 2024)	-
Thereafter	-
Total	$44,672

NOTE 7 - RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2021, Mr. Jiang, Libin, the President and a director of the Company, had advanced the Company $105,919 for operating expenses, received $0 from the Company as repayments. These advances are due on demand, non-interest bearing, and unsecured unless further disclosed.

During the six months ended September 30, 2020, Mr. Jiang, Libin, had advanced the Company $165,713 for operating expenses, received $26,969 from the Company as repayments. These advances are due on demand, non-interest bearing, and unsecured unless further disclosed.

Mr. Jiang, Libin is entitled to monthly salary of $20,000 starting January 2021. As of September, 30,  2021 and March 31,2021, the accrued salary payable was $180,000 and $60,000 respectively.

On December 18, 2019, the Company signed a Letter of intent for Equity Acquisition (the “LOI Agreement”) as part of a joint venture plan between the Company and Ji’an Chengpin Mining Co., Ltd, a third-party company. The Company received $152,437 from the acquiree as earnest money deposit to secure the transfer of Mr. Jiang Libin’ shares as part of the LOI Agreement. On July 24, 2020, the LOI Agreement was terminated by all parties and the earnest money deposit of $152,437 was not required to be returned to the acquiree according pursuant to the Termination Agreement. As a result, the earnest money deposit was reclassified as amount payable to Mr. Jiang. The amounts are due on demand, non-interest bearing, and unsecured.

As of September 30, 2021 and March 31, 2021, the Company owed $1,365,427 and $1,080,022 to Mr. Jiang, Libin respectively.

As of September 30, 2021 and March 31, 2021, the Company owed $487,358 and $487,358 to Mr. Tsap, respectively. The amounts are due on demand, non-interest bearing, and unsecured.

NOTE 8 - CONTINGENCIES & UNCERTAINTIES

Contingencies

On June 25, 2019, the management decided to abandon the Company’s subsidiary Yinfu Group Overseas Investment & Finance Limited (“Yinfu BVI”) that has been administratively struck off by the BVI registrar for non-payment of fees. Yinfu BVI is a holding entity established in BVI that did not have any activities or operations since inception. Yinfu BVI being a struck off company continues to have legal status. As such, it may incur additional liabilities (including fees and late payment penalties which would need be to repaid in order to restore the company); it may potentially be the subject of a creditor’s claim or judgement; and its members, directors, officers and agents remains responsible for any liabilities that existed before it was struck off. If the indicated events were to occur it may have negative effects on the Company’s operation

NOTE 9 - SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Based on this evaluation, the Company concluded that subsequent to September 30, 2021 but prior to November 15, 2021, the date the financial statements were available to be issued, there was no subsequent event that would require disclosure to or adjustment to the financial statements other than the ones disclosed above.

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

Results of Operations

Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Fluctuation	%
Revenue	$-	$-
Operating Expenses:
General and administrative	103,388	76,411	26,977	35%
Professional fees	20,730	3,000	17,730	591%
Total Operating Expenses	124,118	79,411	44,707	56%
Loss from Operations	$(124,118)	$(79,411)	(44,707)	56%

Revenues

The Company has generated no revenues during the three months ended September 30, 2021 and 2020.

Operating expenses

For the three months ended September 30, 2021, total operating expenses were $124,118, which consisted general and administrative fees and professional fees. For the three months ended September 30, 2020, total operating expenses were $79,411, which consisted general and administrative fees and professional fees. The increase in operating expense was mainly due to the increase in both general and administrative expense and professional fees which mainly resulted from the additional $60,000 salary to Mr. Libin Jiang for the three months ended September 30, 2021.

Six Months Ended September 30, 2021 and 2020

	Six Months Ended September 30, 2021	Six Months Ended September 30, 2020	Fluctuation	%
Revenue	$-	$-
Operating Expenses:
General and administrative	206,680	115,543	91,137	79%
Professional fees	28,994	6,000	22,994	383%
Total Operating Expenses	235,674	121,543	114,131	94%
Loss from Operations	$(235,674)	$(121,543)	(114,131)	94%

We have generated no revenues and have incurred $235,674 in expenses through the six months ended September 30, 2021.

Revenues

The Company has generated no revenues during the six months ended September 30, 2021 and 2020.

Operating expenses

For the six months ended September 30, 2021, total operating expenses were $235,674, which consisted general and administrative fees and professional fees. For the six months ended September 30, 2020, total operating expenses were $121,543, which consisted general and administrative fees and professional fees. The increase in operating expense was mainly due to the increase in both general and administrative expense and professional fees which mainly resulted from the additional $120,000 salary to Mr. Libin Jiang for the six months ended September 30, 2021.

The following table provides selected financial data about our company as of September 30, 2021 and March 31, 2021.

	September 30, 2021	March 31, 2021
Cash	$540	$300
Total Assets	$48,226	$81,630
Total Liabilities	$2,238,153	$2,024,936
Stockholders’ Equity (Deficit)	$(2,189,927)	$(1,943,306)

As of September 30, 2021, the Company’s cash balance was $540 compared to $300 as of March 31, 2021, and our total assets as of September 30, 2021, were $48,226 compared with $81,630 as of March 31, 2021. The increase in cash and decrease in total assets were immaterial.

As of September 30, 2021, the Company had total liabilities of $2,238,153 compared with total liabilities of $2,024,936 as of March 31, 2021. The increase in total liabilities was primarily attributed to the increase of advance from the President for operating expenses.

Liquidity and Capital Resources

Working Capital

	As of September 30, 2021	As of March 31, 2021
Current Assets	$4,260	$1,995
Current Liabilities	$2,238,153	$2,024,936
Working Capital Deficiency	$(2,233,893)	$(2,022,941)

As of September 30, 2021, the Company had a working capital deficiency of $2,233,893 compared with working capital deficiency of $2,022,941 as of March 31, 2021. The slight increase in working capital deficiency was primarily attributed to the increase in current liabilities due to the increase of advance from the President for operating expenses and the increase in other payable balance.

Cash Flows

	Six Months Ended September 30, 2021	Six Months Ended September 30, 2020
Cash Flows Used in Operating Activities	$(96,699)	$(138,968)
Cash Flows Provided by Investing Activities	$-	$-
Cash Flows Provided by Financing Activities	$96,945	$138,744
Effects on change in foreign exchange rate	$(6)	$26
Net increase (decrease) in Cash During Period	$240	$(198)

Cash Flows Used in Operating Activities

During the six months ended September 30, 2021, the Company had $96,699 in cash used in operating activities, which was attributed from loss from operations of $235,924 and offset by the increase in other payable of $30,959, and amortization of $36,735.

During the six months ended September 30, 2020, the Company had $138,968 in cash used in operating activities, which was attributed from loss from operations of $121,543 and decrease in accounts payable and accrued liabilities of $18,343 and decrease in other payable of $5,220.

Cash Flows Provided by Investing Activities

During the six months ended September 30, 2021 and 2020, the Company used no cash in investing activities.

Cash Flows Provided by Financing Activities

During the six months ended September 30, 2021, the President has advanced the Company $96,945 for operating expenses.

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

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

As of September 30, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with their review of our financial statements as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the six months ended September 30, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

No stock was sold during the six months ended September 30, 2021.

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

Yinfu Gold Corporation
(Registrant)

Dated: November 15, 2021	/s/ Jiang, Libin
Jiang, Libin
Chief Executive Officer

