Form 10-Q
period 2021-12-31
Yinfu Gold Corp.
filed 2022-02-14
CIK 1438461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 15, 2022, the Company had 9,917,592 shares of common stock outstanding.

YINFU GOLD CORPORATION

Quarterly Report on Form 10-Q

For the Period Ended December 31, 2021

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the period ended December 31, 2021 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2021	2021
ASSETS

Current Assets
Cash and cash equivalents	$689	$300
Other receivables	5,248	1,695
Total current Assets	5,937	1,995
Non-current assets
Operating lease right of use asset, net	25,716	79,635
Total non-current assets	25,716	79,635
Total Assets	31,653	81,630

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	89,973	99,692
Other payables	78,833	87,672
Short-term loan – related party	201,779	171,666
Operating lease liabilities - current	45,194	98,526
Due to related party	1,938,935	1,567,380
Total Current Liabilities	2,354,714	2,024,936
Non-current liabilities
Operating lease liabilities - noncurrent	-	-
Total Non-current Liabilities	-	-
Total Liabilities	2,354,714	2,024,936

Stockholders' Deficit
Common stock, ($0.001 par value, 3,000,000,000 shares authorized, 9,917,592 shares issued and outstanding as of December 31, 2021 and March 31, 2021)	9,918	9,918
Accumulated deficit	(2,282,634)	(1,928,249)
Accumulated other comprehensive loss	(50,345)	(24,975)
Total Stockholders' Deficit	(2,323,061)	(1,943,306)
Total Liabilities and Stockholders' Deficit	$31,653	$81,630

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months Ended December 31,		For Nine Months Ended December 31,
	2021	2020	2021	2020

REVENUE	$-	-	$-	-

OPERATING EXPENSES:
General and administrative	105,631	(5,814)	312,311	109,729
Professional fees	12,830	54,699	41,824	60,699
Total operating expenses	118,461	48,885	354,135	170,428

Net loss from operations	(118,461)	(48,885)	(354,135)	(170,428)

Other Income and (Expense)
Other income (expense)	-	-	(250)	-
Total other income(loss)	-	-	(250)	-

Net income (loss) before income taxes	(118,461)	(48,885)	(354,385)	(170,428)

Provision for income taxes	-	-	-	-
Net loss	(118,461)	(48,885)	(354,385)	(170,428)

Comprehensive income
Other comprehensive loss	(14,673)	(29,571)	(25,370)	(57,906)
Total comprehensive loss	(133,134)	(78,456)	(379,755)	(228,334)

Basic and diluted loss per common share	(0.01)	(0.00)	(0.04)	(0.02)

Weighted average number of common shares outstanding - basic and diluted	9,917,592	9,917,592	9,917,592	9,917,592

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

	Common Stock			Accumulated other
	Number of shares	Par value	Accumulated Deficit	comprehensive loss	Total

For the nine months ended December 31, 2020
Balance as of March 31,2020	9,917,592	$9,918	$(1,641,935)	$29,234	$(1,602,783)
Net loss			(121,543)		(121,543)
Foreign currency translation adjustment				(28,335)	(28,335)
Balance as of September 30, 2020	9,917,592	9,918	(1,763,478)	899	(1,752,661)
Net loss			(48,885)		(48,885)
Foreign currency translation adjustment				(29,571)	(29,571)
Balance as of December 31,2020	9,917,592	9,918	(1,812,363)	(28,672)	(1,831,117)

For the nine months ended December 31, 2021
Balance as of March 31,2021	9,917,592	9,918	(1,928,249)	(24,975)	(1,943,306)
Net loss			(235,924)		(235,924)
Foreign currency translation adjustment				(10,697)	(10,697)
Balance as of September 30,2021	9,917,592	$9,918	$(2,164,173)	$(35,672)	$(2,189,927)
Net loss			(118,461)		(118,461)
Foreign currency translation adjustment				(14,673)	(14,673)
Balance as of December 31,2021	9,917,592	9,918	(2,282,634)	(50,345)	(2,323,061)

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For Nine Months Ended December 31,
	2021		2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(354,385)		(170,428)
Amortization of right-of-use asset		56,262		-
Changes in assets and liabilities:
Other receivables		(3,491)		244
Accounts payable and accrued liabilities		(9,721)		(14,596)
Operating lease liability		(56,262)		-
Wages payable to related party		180,000		-
Other payable		50,185		-
Net cash used in operating activities		$(137,412)		$(184,780)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities		$-		$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loan – related parties		26,215		-
Net advances from related parties		111,493		184,439
Net cash provided by financing activities		$137,708		$184,439

Effect on changes in foreign exchange rate		93		32
Net increase in cash and cash equivalents		389		(309)
Cash and cash equivalents, beginning of period		300		775
Cash and cash equivalents, end of period		$689		$466
		-		-
Non-cash investing and financing activities:
Recognized ROU assets through lease liabilities		56,262		27,865

Supplemental cash flow information
Cash paid for interest	$		$
Cash paid for income taxes	$		$

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION

 Notes to the Condensed Consolidated Interim Financial Statements

 December 31, 2021

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

Foreign Currency Translation and Re-measurement

In accordance with ASC 830, “Foreign Currency Matters”, the Company’s foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as other comprehensive income (loss) in stockholders’ equity. Revenue and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred. The Company had foreign currency translations loss of $25,370 and $57,906 for the nine months ended December 31, 2021 and 2020 respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2021. The carrying values of our financial instruments, including, cash and cash equivalents; accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

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

Income Taxes, Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at December 31, 2021 and March 31, 2021.

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

The following table sets forth the computation of basic earnings (loss) per share, for the nine months ended December 31, 2021 and 2020:

	Nine Months Ended December 31,
	2021	2020
Net loss	$(354,385)	$(170,428)

Weighted average common shares outstanding (basic and diluted)	9,917,592	9,917,592

Net loss per common share, basic and diluted	$(0.04)	$(0.02)

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, as well as other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of December 31, 2021 and March 31, 2021.

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

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred. No advertising costs were incurred for the nine months ended December 31, 2021 and 2020 respectively.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. See note 7.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established an on-going source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. As of December 31, 2021, the Company had an accumulated deficit of $2,282,634, and net loss of $354,385 and net cash used in operations of $137,412 for the nine months ended December 31, 2021. Losses have principally occurred as a result of the substantial resources required for the operating of the two new wholly owned subsidiaries. These factors raise substantial doubt about its ability to continue as a going concern.

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

As of December 31, 2021 and March 31,2021, the Company has 9,917,592 shares of common stock issued and outstanding.

On November 16, 2021, the Company’s board of directors and stockholders authorized a reverse stock split of its issued and outstanding stock at a ratio 1-for-5. The transaction is not yet completed and the number of shares and price per share in the financial statements have not been adjusted to reflect this reverse stock split.

NOTE 5 – SHORT-TERM LOAN – RELARED PARTIES

Short-term loan of $175,501 consists of two notes from Ms. Wu Fengqun, 8.95% shareholder of the Company, in the amount of $131,339 (RMB834,673), annual fixed interest of $100, maturity date of April 11, 2020; and in the amount of $44,162 (HKD344,345), annual fixed interest of $50, maturity date of April 11, 2020. These two notes were extended to mature on March 31, 2022 without interest.

Short-term loan of $26,278 (RMB167,000) consists of a loan from Mr. Huang Jing, 8.68% shareholder of the Company. The loan matures on December 27, 2022 without interest.

As of December 31, 2021 and March 31, 2021, short-term loan – related parties outstanding was $201,779 and $171,666 respectively.

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

The Company has elected to not recognized lease assets and liabilities for lease with a term less than twelve months.

Operating lease expenses were $58,295 and $54,066 for the nine months ended December 31, 2021 and 2020, respectively.

The undiscounted future minimum lease payment schedule as follows:

For the years ended March 31,	Amount
2022 (three months from December 31, 2021 to March 31, 2022)	19,432
2023 (twelve months from April1, 2022 to March 31, 2023)	6,477
2024 (twelve months from April1, 2023 to March 31, 2024)	-
Thereafter	-
Total	$25,909

NOTE 7 - RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2021, Mr. Jiang, Libin, the President and a director of the Company, had advanced the Company $129,122 for operating expenses, received $17,629 from the Company as repayments. These advances are due on demand, non-interest bearing, and unsecured unless further disclosed.

During the nine months ended December 31, 2020, Mr. Jiang, Libin, the President and a director of the Company, had advanced the Company $295,066 for operating expenses, received $76,235 from the Company as repayments.

Mr. Jiang, Libin is entitled to monthly salary of $20,000 starting January 2021. As of December, 31, 2021 and March 31,2021, the accrued salary payable was $240,000 and $60,000 respectively.

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

As of December 31, 2021 and March 31, 2021, the Company owed $1,451,577 and $1,080,022 to Mr. Jiang, Libin respectively.

As of December 31, 2021 and March 31, 2021, the Company owed $487,358 and $487,358 to Mr. Tsap, respectively. The amounts are due on demand, non-interest bearing, and unsecured.

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

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Based on this evaluation, the Company concluded that , there was no subsequent event that would require disclosure to or adjustment to the financial statements..

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

Results of Operations

Three Months Ended December 31, 2021 and 2020

	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020	Fluctuation	%
Revenue	$-	$-
Operating Expenses:
General and administrative	105,631	(5,814)	111,445	(19%)
Professional fees	12,830	54,699	(41,869)	77%
Total Operating Expenses	118,461	48,885	69,576	142%
Loss from Operations	$(118,461)	$(48,885)	69,576	142%

Revenues

The Company has generated no revenues during the three months ended December 31, 2021 and 2020.

Operating expenses

For the three months ended December 31, 2021, total operating expenses were $118,461, which consisted general and administrative fees and professional fees. For the three months ended December 31, 2020, total operating expenses were $48,885, which consisted general and administrative fees and professional fees. The increase in operating expense was mainly due to the increase in both general and administrative expense and professional fees which mainly resulted from the additional $60,000 salary to Mr. Libin Jiang for the three months ended December 31, 2021.

Nine Months Ended December 31, 2021 and 2020

	Nine Months Ended December 31, 2021	Nine Months Ended December 31, 2020	Fluctuation	%
Revenue	$-	$-
Operating Expenses:
General and administrative	312,311	109,729	202,582	185%
Professional fees	41,824	60,699	(18,875)	(31%)
Total Operating Expenses	354,135	170,428	183,707	108%
Loss from Operations	$(354,135)	$(170,428)	(183,707)	108%

We have generated no revenues and have incurred $354,135 in expenses through the nine months ended December 31, 2021.

Revenues

The Company has generated no revenues during the nine months ended December 31, 2021 and 2020.

Operating expenses

For the nine months ended December 31, 2021, total operating expenses were $354,135, which consisted general and administrative fees and professional fees. For the nine months ended December 31, 2020, total operating expenses were $170,428, which consisted general and administrative fees and professional fees. The increase in operating expense was mainly due to the increase in both general and administrative expense and professional fees which mainly resulted from the additional $180,000 salary to Mr. Libin Jiang for the nine months ended December 31, 2021.

The following table provides selected financial data about our company as of December 31, 2021 and March 31, 2021.

	December 31, 2021	March 31, 2021
Cash	$689	$300
Total Assets	$31,653	$81,630
Total Liabilities	$2,354,714	$2,024,936
Stockholders’ Equity (Deficit)	$(2,323,061)	$(1,943,306)

As of December 31, 2021, the Company’s cash balance was $689 compared to $300 as of March 31, 2021, and our total assets as of December 31, 2021, were $31,653 compared with $81,630 as of March 31, 2021. The increase in cash was immaterial and decrease in total assets was mainly due to the decrease in operating lease right of use asset, net.

As of December 31, 2021, the Company had total liabilities of $2,354,714 compared with total liabilities of $2,024,936 as of March 31, 2021. The increase in total liabilities was primarily attributed to the increase of advance from the President for operating expenses.

Liquidity and Capital Resources

Working Capital

	As of December 31, 2021	As of March 31, 2021
Current Assets	$5,937	$1,995
Current Liabilities	$2,354,714	$2,024,936
Working Capital Deficiency	$(2,348,777)	$(2,022,941)

As of December 31, 2021, the Company had a working capital deficiency of $2,348,777 compared with working capital deficiency of $2,022,941 as of March 31, 2021. The slight increase in working capital deficiency was primarily attributed to the increase in current liabilities due to the increase of advance from the President and one individual creditor for operating expenses.

Cash Flows

	Nine Months Ended December 31, 2021	Nine Months Ended December 31, 2020
Cash Flows Used in Operating Activities	$(137,412)	$(184,780)
Cash Flows Provided by Investing Activities	$-	$-
Cash Flows Provided by Financing Activities	$137,708	$184,439
Effects on change in foreign exchange rate	$93	$32
Net increase (decrease) in Cash During Period	$389	$(309)

Cash Flows Used in Operating Activities

During the nine months ended December 31, 2021, the Company had $137,412 in cash used in operating activities, which was mainly attributed from loss from operations of $354,385 and offset by the increase in salary payable to related party of $180,000.

During the nine months ended December 31, 2020, the Company had $184,780 in cash used in operating activities, which was attributed from loss from operations of $170,428 and decrease in accounts payable and accrued liabilities of $14,596 and decrease in other receivable of $244.

Cash Flows Provided by Investing Activities

During the nine months ended December 31, 2021 and 2020, the Company used no cash in investing activities.

Cash Flows Provided by Financing Activities

During the nine months ended December 31, 2021, the President and one individual creditor have advanced the Company $111,493 and $26,215 respectively, for operating expenses.

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

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

As of December 31, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with their review of our financial statements as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the nine months ended December 31, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

However, we noted the following risks arising recently:

•	Substantial uncertainties exist with respect to the interpretation and implementation of PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations.

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

No stock was sold during the nine months ended December 31, 2021.

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

Yinfu Gold Corporation
(Registrant)

Dated: February 15, 2022	/s/ Jiang, Libin
Jiang, Libin
Chief Executive Officer

