Form 10-K
period 2022-03-31
Yinfu Gold Corp.
filed 2022-06-29
CIK 1438461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

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

As of June 29, 2022, we have 1,983,518 shares of common stock, par value $0.001 per share issued and outstanding.

Yinfu Gold Corporation Form 10-K March 31, 2022 Table of Contents

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

Reverse Split

The record date for the determination of stockholders entitled to consent to the 1 for 100 Reverse Split was October 17, 2016 (the “Record Date”). As of that date, we had pre-reverse split shares of 991,770,361 issued and outstanding shares of common stock, par value $0.001. Each share of our common stock entitles the holder thereof to one vote on each matter that may come before a meeting or vote of our stockholders.

The Reverse Split was approved by the holders of a majority of our stock entitled to vote on the Record Date. The vote required to approve the Reverse Split was 50% of the shares entitled to vote plus one vote, a simple majority. The actual affirmative vote was 58.84% of the issued shares.

On November 9, 2016, we filed a Schedule 14C with Securities and Exchange Commission. On February 16, 2017, the Company received a notification from the Financial Industry Regulatory Authority (“FINRA”) that our application for Reverse Split was approved by FINRA and the market effective date was February 17, 2017. The post-split total shares outstanding is 9,917,592 shares (pre-reverse split 1-for-5 shares) with the fractional shares rounded to the next whole share.

On November 16, 2021, the board of directors approved a 5-in-1 reverse stock split for the Company’s common stock while waiting for approval from the Financial Industry Regulatory Authority (“FINRA”) as of this Annual Report filing. The reverse stock split was retrospectively reflected throughout the consolidated financial statements and footnotes. The post-split total shares outstanding is 1,983,518 shares with the fractional shares rounded to the next whole share.

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

Effective November 20, 2014, the Company executed a Sale and Purchase Agreement (the “Agreement”) to acquire 100% of the shares and assets of China Enterprise Overseas Investment & Finance Group Limited (“CEI”). Pursuant to the agreement, the Company has agreed to issue 1,599,982 restricted common shares of the Company to the owners of CEI. In connection with the acquisition, the Company acquired the domain http://www.dahuacheng.com with a customer database consisting of 31 million members as of November 17, 2014.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal place of business and corporate offices is located at Suite 2313, Dongfang Science and Technology Mansion, Nanshan District, Shenzhen, China 518000. The telephone number is (86)755-8316-0998.

Item 3. Legal Proceedings.

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not traded on any exchange but is currently available for trading in the over‑the‑counter market and is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) and on the OTCQB operated by the OTC Markets Group, Inc. under the symbol “ELRE.” Our stock was approved for quotation on the OTCBB in 2007. Trading in stocks quoted on these markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects.

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

The following table sets forth the quarterly high and low bid prices for the common stock from March 31, 2020 to March 31, 2022. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions

	High	Low
Quarter ended March 31, 2020	$4.8	3.5
Quarter ended June 30, 2020	$4.0	2.8
Quarter ended September 30, 2020	$4.3	1.8
Quarter ended December 31, 2020	$3.0	1.6
Quarter ended March 31, 2021	$3.8	1.4
Quarter ended June 30, 2021	$0.8	0.4
Quarter ended September 30, 2021	$0.8	0.2
Quarter ended December 31, 2021	$0.8	0.2
Quarter ended March 31, 2022	$0.8	0.1

Holders

As of March 31, 2022, there were 1,732 stockholders of record, and an aggregate of 1,983,518 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities, which were not registered under the Securities Act during the year ended March 31, 2022, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended March 31, 2022.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended March 31, 2022.

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

Plan of Operation

We devote substantial efforts to enter into new-emerging application industries of Internet Technology, Artificial Intelligence (AI) and the Internet of Things (IOT).. However, our planned principal operations have not yet commenced.

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

Results of Operations

We have generated no revenues and have incurred $472,803 in expenses for the year ended March 31, 2022.

The following table provides selected financial data about our company as of March 31, 2022 and 2021.

	March 31, 2022	March 31, 2021
Cash	$525	$300
Total Assets	13,321	81,630
Total Liabilities	2,457,748	2,024,936
Stockholders’ Deficit	$(2,444,427)	$(1,943,306)

As of March 31, 2022, the Company’s cash balance was $525 compared to $300 as of March 31, 2021, and our total assets as of March 31, 2022, were $13,321 compared with $81,630 as of March 31, 2021. The decrease in total assets was due to the lessor operating lease right of use asset, net recognized as of March 31, 2022.

As of March 31, 2022, the Company had total liabilities of $2,457,748 compared with total liabilities of $2,024,936 as of March 31, 2021. The increase in total liabilities was primarily attributed to an increase in related party debt owed to the President of the Company, offset by a decrease in operating lease liabilities - current and other payables.

	Year Ended March 31, 2022	Year Ended March 31, 2021
Revenue	$-	$-
Operating Expenses
General and administrative	416,283	211,426
Professional fees	56,520	75,055
Total Operating Expenses	472,803	286,481
Loss from Operations	$(472,803)	$(286,481)

Revenues

The Company has generated no operating revenues during the years ended March 31, 2022 and 2021.

Operating expenses

For the year ended March 31, 2022, total operating expenses were $472,803 which consisted of general and administrative fees and professional fees. For the year ended March 31,2021, total operating expenses were $286,481 which consisted of general and administrative fees and professional fees. The increase in operating expense was mainly due to the increase in general and administrative expense which mainly resulted from the increased management salary for the year ended March 31, 2022.

Liquidity and Capital Resources

Working Capital

	As of March 31, 2022	As of March 31, 2021
Current Assets	$6,840	$1,995
Current Liabilities	$2,457,748	$2,024,936
Working Capital Deficiency	$(2,450,908)	$(2,022,941)

As of March 31, 2022, the Company had a working capital deficiency of $2,450,908 compared with working capital deficiency of $2,022,941 as of March 31, 2021. The increase in working capital deficiency was primarily attributed to the increase in current liabilities due to an increase in payable to related party of the Company.

Cash Flows

	Year Ended March 31, 2022	Year Ended March 31, 2021
Cash Used in Operating Activities	$(172,771)	$(348,186)
Cash Used in Investing Activities	$-	$-
Cash Provided by Financing Activities	$172,981	$347,678
Effects on changes in foreign exchange rate	$15	$33
Net (Decrease)/Increase in Cash During the Year	$225	$(475)

Cash Flows Used in Operating Activities

During the year ended March 31, 2022, the Company had $172,771 in cash used in operating activities which was mainly attributed to loss from operations of $473,220, an increase in other receivable of $4,508 and a decrease in operating lease liability of $74,895 partially offset by the amortization of right-of-use asset of $74,895, the increase in wage payable to related party of $251,778, compared to cash used in operating activities of $348,186 during the year ended March 31, 2021. The decrease in cash used for operating activities was due to the increase in accounts payable and accrued liabilities and the increase in wage payable to related party for the year ended March 31, 2022.

Cash Flows Used in Investing Activities

During the years ended March 31, 2022 and 2021, the Company used no cash in investing activities.

Cash Flows Provided by Financing Activities

Financing activities for both 2022 and 2021 mainly referred to the proceeds from related party for operating.

Mr. Jiang Libin advanced net amount of $120,541 and $347,678 to the Company for the years ended March 31, 2022 and 2021 respectively. Mr. Huang Jing advanced net amount of $52,440 and $0 to the Company for the years ended March 31, 2022 and 2021 respectively.

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

MARCH 31, 2022 AND 2021

(STATED IN U.S. DOLLARS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Yinfu Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Yinfu Gold Corp. (the Company) as of March 31, 2022 and 2021, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2022.

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

Critical Audit Matter

The Critical Audit Matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates. We determined that there are no critical audit matters.

/s/ JLKZ CPA LLP

JLKZ CPA LLP.

Flushing, New York

June 29, 2022

We have served as the Company’s auditor since December 2018

Yinfu Gold Corporation
Consolidated Balance Sheets
(Stated in U.S. Dollars)

	March 31,	March 31,
	2022	2021
ASSETS

Current Assets
Cash and cash equivalents	$525	$300
Other receivables	6,315	1,695
Total current Assets	6,840	1,995
Non-current assets
Operating lease right of use asset, net	6,481	79,635
Total non-current assets	6,481	79,635
Total Assets	13,321	81,630

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	177,395	99,692
Other payables	-	87,202
Short-term loan - related party	228,675	171,666
Accrued interest - related party	480	470
Operating lease liabilities - current	26,003	98,526
Due to related party	2,025,195	1,567,380
Total Current Liabilities	2,457,748	2,024,936
Non-current liabilities
Operating lease liabilities - noncurrent	-	-
Total Non-current Liabilities	-	-
Total Liabilities	2,457,748	2,024,936

Commitment and Contingency	-	-

Stockholders’ Deficit
Common stock, ($0.001 par value, 3,000,000,000 shares authorized, 1,983,518 shares issued and outstanding as of March 31, 2022 and 2021)	1,984	1,984
Additional paid-in capital	7,934	7,934
Accumulated deficit	(2,401,469)	(1,928,249)
Accumulated other comprehensive loss	(52,876)	(24,975)
Total Stockholders’ Deficit	(2,444,427)	(1,943,306)
Total Liabilities and Stockholders’ Deficit	$13,321	$81,630

The accompanying notes are an integral part of these consolidated financial statements

Yinfu Gold Corporation
Consolidated Statements of Income and Comprehensive Income
(Stated in U.S. Dollars)
	For Years Ended March 31,
	2022	2021

REVENUE	$-	-

OPERATING EXPENSES:
General and administrative	416,283	211,426
Professional fees	56,520	75,055
Total operating expenses	472,803	286,481

Net loss from operations	(472,803)	(286,481)

Other Income and (Expense)
Interest income (expense)	1	1
Other income (expense)	(418)	166
Total other income(loss)	(417)	167

Net income (loss) before income taxes	(473,220)	(286,314)

Provision for income taxes	-	-
Net loss	(473,220)	(286,314)

Comprehensive income
Other comprehensive loss	(27,901)	(54,209)
Total comprehensive loss	(501,121)	(340,523)

Basic and diluted loss per common share	(0.24)	(0.14)

Weighted average number of common shares outstanding - basic and diluted	1,983,518	1,983,518

The accompanying notes are an integral part of these consolidated financial statements

Yinfu Gold Corporation

Consolidated Statement of Changes in Stockholders’ Deficiency

(Stated in U.S. Dollars)

	Common Stock				Accumulated other
	Number	Par	Additional	Accumulated	comprehensive
	of shares	value	paid-in capital	Deficit	loss	Total

Balance as of March 31,2020	1,983,518	$1,984	$7,934	$(1,641,935)	$29,234	$(1,602,783)
Net loss				(286,314)		(286,314)
Foreign currency translation adjustment					(54,209)	(54,209)
Balance as of March 31,2021	1,983,518	$1,984	$7,934	$(1,928,249)	$(24,975)	$(1,943,306)
Net loss				(473,220)		(473,220)
Foreign currency translation adjustment					(27,901)	(27,901)
Balance as of March 31,2022	1,983,518	$1,984	$7,934	$(2,401,469)	$(52,876)	$(2,444,427)

The accompanying footnotes are an integral part of these consolidated financial statements

Yinfu Gold Corporation
Consolidated Statements of Cash Flows
(Stated in U.S. Dollars)

	For Years Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(473,220)	(286,314)
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of right-of-use asset	74,895	73,040
Changes in assets and liabilities:
Other receivables	(4,508)	(651)
Accounts payable and accrued liabilities	53,179	(80,421)
Operating lease liability	(74,895)	(66,953)
Wage payable to related party	251,778	-
Other payable - related party	-	13,112
Net cash used in operating activities	$(172,771)	$(348,186)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loan - related parties	52,440	-
Net advances from related parties	120,541	347,678
Net cash provided by financing activities	$172,981	$347,678

Effect on changes in foreign exchange rate	15	33
Net increase (decrease) in cash and cash equivalents	225	(475)
Cash and cash equivalents, beginning of period	300	775
Cash and cash equivalents, end of period	$525	$300
	-	-
Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of these consolidated financial statements

Yinfu Gold Corporation

Notes to Consolidated Financial Statements

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

Effective November 20, 2014, the Company executed a Sale and Purchase Agreement (the “Agreement”) to acquire 100% of the shares and assets of China Enterprise Overseas Investment & Finance Group Limited (“CEI”), a British Virgin Islands corporation. Pursuant to the Agreement, the Company has agreed to issue 1,599,982 restricted common shares of the Company to the owners of CEI.

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

 Yinfu Gold Corporation

Notes to Consolidated Financial Statements

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

Reclassification of prior year presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Balance Sheet as of March 31, 2021 to reclassify short-term loan of $171,666 to short-term loan - related party; and reclassify other payable of $470 to accrued interest -related party.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

Foreign Currency Translation and Re-measurement

In accordance with ASC 830, “Foreign Currency Matters”, the Company’s foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as other comprehensive income (loss) in stockholders’ equity. Revenue and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred. The Company had foreign currency translations loss of $27,901 and $54,209 for the years ended March 31, 2022 and 2021 respectively.

Yinfu Gold Corporation

Notes to Consolidated Financial Statements

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2022. The carrying values of our financial instruments, including, cash and cash equivalents; accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

Yinfu Gold Corporation

Notes to Consolidated Financial Statements

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

Income Taxes, Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. For the years ended March 31, 2022 and 2021, since the Company has not generated any income, no provision was made for income taxes. Further, no deferred tax assets or liabilities were recognized as at March 31, 2022 and 2021.

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

The following table sets forth the computation of basic earnings per share, for the years ended March 31, 2022 and 2021:

	Year Ended March 31,
	2022	2021
Net loss	$(473,220)	$(286,314)

Weighted average number of common shares outstanding - basic and diluted	1,983,518	1,983,518

Basic and diluted net loss per common share	$(0.24)	$(0.14)

Yinfu Gold Corporation

Notes to Consolidated Financial Statements

(Stated in U.S. Dollars)

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of March 31, 2022 and 2021.

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

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred. No advertising costs were incurred for the years ended March 31, 2022 and 2021.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. According to the standard, financial statements are required to disclose material related-party transactions other than compensation arrangements, expense allowances, or other similar items that occur in the ordinary course of business. A related party is essentially any party that controls or can significantly influence the management or operating policies of the company to the extent that the company may be prevented from fully pursuing its own interests. Related parties include affiliates, investees accounted for by the equity method, trusts for the benefit of employees, principal owners, management, and immediate family members of owners or management. Transactions with related parties must be disclosed even if there is no accounting recognition made for such transactions (e.g., a service is performed without payment).

Revenue Recognition

The Company adopted ASU 2014 09, Topic 606 on April 1, 2018, using the modified retrospective method. ASC 606 requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

The adoption of Topic 606 has no impact on the Company’s financials as the Company has not generated any revenues.

Yinfu Gold Corporation

Notes to Consolidated Financial Statements

(Stated in U.S. Dollars)

Recent Accounting Pronouncements

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

As of March 31, 2022, the Company had an accumulated deficit of $2,401,469 and net loss of $473,220 and net cash used in operations of $172,771 for the year ended March 31, 2022. Losses have principally occurred as a result of the substantial resources required for the operation of the wholly owned subsidiaries and being a SEC reporting entity. These factors raise substantial doubt about its ability to continue as a going concern.

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

Yinfu Gold Corporation

Notes to Consolidated Financial Statements

(Stated in U.S. Dollars)

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue 3,000,000,000 shares of common stock.

As of March 31, 2022, and 2021, the Company has 1,983,518 shares of common stock issued and outstanding.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

On November 16, 2021, the board of directors approved a 5-in-1 reverse stock split for the Company’s common stock while waiting for approval from the Financial Industry Regulatory Authority (“FINRA”) as of this Annual Report filing. The reverse stock split was retrospectively reflected throughout the consolidated financial statements and footnotes.

NOTE 5 – SHORT-TERM LOAN – RELARED PARTIES

Short-term loan of $175,593 consists of two notes from Ms. Wu Fengqun, 8.95% shareholder of the Company, in the amount of $131,629 (RMB834,673), annual fixed interest of $100, maturity date of April 11, 2020; and in the amount of $43,964 (HKD344,345), annual fixed interest of $50, maturity date of April 11, 2020. These two notes were extended to mature on March 31, 2023 without interest.

Short-term loan of $53,082 (RMB336,598) consists of a loan from Mr. Huang Jing, 8.68% shareholder of the Company and a legal representative of the Company’s subsidiary Yinfu International Holdings Limited Huizhou Branch. The loan matures on December 27, 2022 without interest.

As of March 31, 2022 and 2021, accrual interest – related party was $480 and $470 respectively.

As of March 31, 2022 and 2021, short-term loan – related parties outstanding was $228,675 and $171,666 respectively.

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

The Company has elected to not recognized lease assets and liabilities for lease with a term less than twelve months.

Operating lease expenses were $74,895 and $73,040 for the years ended March 31, 2022 and 2021, respectively.

The undiscounted future minimum lease payment schedule as follows:

For the years ended March 31,	Amount
2023	6,428
2024	-
Thereafter	-
Total	$6,428

Yinfu Gold Corporation

Notes to Audited Consolidated Financial Statements

(Stated in U.S. Dollars)

NOTE 7 - RELATED PARTY TRANSACTIONS

During the year ended March 31, 2022, Mr. Jiang, Libin, the President and a director of the Company, had advanced the Company $138,037 for operating expenses, and received $17,496 from the Company as repayment. These advances have been formalized by non-interest-bearing demand notes.

On December 18, 2019, the Company signed a Letter of intent for Equity Acquisition (the “LOI Agreement”) as part of a joint venture plan between the Company and Ji’an Chengpin Mining Co., Ltd, a third-party company. The Company received $143,508 (RMB 910,000) from the acquiree as earnest money deposit to secure the transfer of Mr. Jiang Libin’ shares as part of the LOI Agreement. On July 24, 2020, the LOI Agreement was terminated by all parties and the earnest money deposit of $143,508 (RMB 910,000) was not required to be returned to the acquiree according pursuant to the Termination Agreement. As a result, the earnest money deposit was reclassified as amount payable to Mr. Jiang. The amounts are due on demand, non-interest bearing, and unsecured.

During the year ended March 31, 2021, Mr. Jiang, Libin, the President and a director of the Company, had advanced the Company $345,693 for operating expenses, and received $101,012 from the Company as repayment. These advances have been formalized by non-interest-bearing demand notes.

As of March 31, 2022, the accrued salary payable to Mr. Jiang Libin and Mr. Huang Jing were $308,123 and $8,076 respectively.

As of March 31, 2022 and 2021, the Company owed $1,221,638 and $1,080,022 to Mr. Jiang, Libin respectively.

As of March 31, 2022 and 2021, the Company owed $487,358 and $487,358 to Mr. Tsap, respectively.

The amounts due to related parties are due on demand, non-interest bearing, and unsecured.

NOTE 8 – INCOME TAX

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

As of March 31, 2022, Yinfu Gold Corporation has accumulated net operating loss of $1,383,994 that may be offset against future taxable income has not been recognized as an income tax benefit based on uncertainties concerning its ability to generate taxable in future period.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Yinfu Gold Corporation

Notes to Consolidated Financial Statements

(Stated in U.S. Dollars)

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

As of March 31, 2022, Yinfu International Holdings Limited has accumulated net operating loss of $1,032,161 that may be offset against future taxable income has not been recognized as an income tax benefit based on uncertainties concerning its ability to generate taxable in future period.

NOTE 9 – CONTINGENCIES & UNCERTAINTIES

Contingencies

On June 25, 2019, the management decided to abandon the Company’s subsidiary Yinfu Group Overseas Investment & Finance Limited (“Yinfu BVI”) that has been administratively struck off by the BVI registrar for non-payment of fees. Yinfu BVI is a holding entity established in BVI that did not have any activities or operations since inception. Yinfu BVI being a struck off company continues to have legal status. As such, it may incur additional liabilities (including fees and late payment penalties which would need be to repaid in order to restore the company); it may potentially be the subject of a creditor’s claim or judgement; and its members, directors, officers and agents remains responsible for any liabilities that existed before it was struck off. If the indicated events were to occur it may have negative effects on the Company’s operation.

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Based on this evaluation, the Company concluded that subsequent to March 31, 2022 but prior to June 29, 2022, the date the financial statements were available to be issued, there was no subsequent event that would require disclosure to or adjustment to the financial statements other than the ones disclosed above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the 2022 fiscal years.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2022 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of March 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended March 31, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Jiang, Libin	President, Secretary and Director	59	December 12, 2015
Jiang, Libin	Interim Chief Financial Officer	59	January 14, 2019
Zhang, Hong	Director	59	December 12, 2015

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

Our board of directors currently consists of two members, Jiang, Libin and Zhang Hong. The Board held no formal meetings during the year ended March 31, 2022. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Wyoming General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of March 31, 2022, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Name and Principal Position	Year ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jiang, Libin	March 2022	246,875	Nil	Nil	Nil	Nil	Nil	Nil	246,875
President, Secretary and Director (1)	March 2021	61,633	Nil	Nil	Nil	Nil	Nil	Nil	61,633
Zhang, Hong	March 2022	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director (2)	March 2021	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Jiang, Libin was appointed as the President, Secretary and Director on December 12, 2015.
(2)	Zhang, Hong was appointed as a Director on December 12, 2015.

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

Grants of Plan-Based Awards

There were no grants of plan-based awards during the year ended March 31, 2022.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended March 31, 2022.

Option Exercises and Stock Vested

During the year ended March 31, 2022, there were no options exercised by our named officer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 13, 2022, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner(1)	Number of shares	Percentage of total shares
Wu Fengqun No.12, Lane 2, Nanxin Road Huicheng District Huizhou City, Guangdong, China	177,496	8.95%
Huang Jing Cexun Street, Xinli Town, Zhongxian, Chongoing, China	172,240	8.68%
Chen Guowei No.1 Jinjijing Huicheng District Huizhou City, Guangdong, China	152,022	7.66%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Shareholder loan

During the year ended March 31, 2022, Mr. Jiang, Libin, the President and a director of the Company, had advanced the Company $138,037 for operating expenses, and received $17,496 from the Company as repayment. These advances have been formalized by non-interest-bearing demand notes.

Director Independence

Our Board of Directors has determined that it does not have a member that is “independent” as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Exchange Act.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2022 and the year ended March 31, 2021 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended March 31, 2022	Year Ended March 31, 2021
Audit fees (1)	$14,000	$14,000
Audit related fees (2)	$-	$-
Tax fees (3)	$-	$-
All other fees (4)	$-	$-
Total	$14,000	$14,000

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

Yinfu Gold Corporation
(Registrant)

Date: June 29, 2022	/s/ Jiang, Libin
Jiang, Libin
President, Secretary and Director

Date: June 29, 2022	/s/ Jiang, Libin
Jiang, Libin
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 29, 2022	/s/ Jiang, Libin
Jiang, Libin
President, Secretary and Director

Date: June 29, 2022	/s/ Jiang, Libin
Jiang, Libin
Interim Chief Financial Officer

