Form 10-Q
period 2022-06-30
Yinfu Gold Corp.
filed 2022-08-22
CIK 1438461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 15, 2022, the Company had 1,983,993 shares of common stock outstanding.

YINFU GOLD CORPORATION

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2022

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the period ended June 30, 2022 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

YINFU GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	March 31,
	2022	2022
ASSETS

Current Assets
Cash and cash equivalents	$1,544	$525
Other receivables	7,191	6,315
Total current Assets	8,735	6,840
Non-current assets
Operating lease right of use asset, net	39,813	6,481
Total non-current assets	39,813	6,481
Total Assets	48,548	13,321

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	196,730	177,395
Short-term loan - related party	236,026	228,675
Accrued interest - related party	461	480
Operating lease liabilities - current	39,813	26,003
Due to related party	2,083,268	2,025,195
Total Current Liabilities	2,556,298	2,457,748
Total Liabilities	2,556,298	2,457,748

Stockholders’ Deficit
Common stock, ($0.001 par value, 3,000,000,000 shares authorized, 1,983,993 shares issued and outstanding as of June 30, 2022 and March 31, 2022)	1,984	1,984
Additional paid-in capital	7,934	7,934
Accumulated deficit	(2,521,042)	(2,401,469)
Accumulated other comprehensive loss	3,374	(52,876)
Total Stockholders’ Deficit	(2,507,750)	(2,444,427)
Total Liabilities and Stockholders’ Deficit	$48,548	$13,321

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months Ended June 30,
	2022	2021

Revenue	$-	-

OPERATING EXPENSES:
General and administrative	99,336	103,292
Professional fees	21,070	8,264
Total operating expenses	120,406	111,556

Net loss from operations	(120,406)	(111,556)

Other Income (Expense)
Interest income	1	-
Other income	832	-
Total other income	833	-

Net income (loss) before income taxes	(119,573)	(111,556)

Provision for income taxes	-	-
Net loss	(119,573)	(111,556)

Comprehensive income (loss)
Other comprehensive income (loss)	56,250	(12,429)
Total comprehensive loss	(63,323)	(123,985)

Basic and diluted loss per common share	(0.06)	(0.06)

Weighted average number of common shares outstanding - basic and diluted	1,983,993	1,983,993

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive
	Number of shares	Par value	capital	Deficit	loss	Total

For the three months ended June 30, 2021
Balance as of March 31,2021	1,983,993	1,984	7,934	(1,928,249)	(24,975)	(1,943,306)
Net loss				(111,556)		(111,556)
Foreign currency translation adjustment					(12,429)	(12,429)
Balance as of June 30,2021	1,983,993	$1,984	$7,934	$(2,039,805)	$(37,404)	$(2,067,291)

For the three months ended June 30, 2022
Balance as of March 31,2022	1,983,993	1,984	7,934	(2,401,469)	(52,876)	(2,444,427)
Net loss				(119,573)		(119,573)
Foreign currency translation adjustment					56,250	56,250
Balance as of June 30,2022	1,983,993	1,984	$7,934	$(2,521,042)	3,374	(2,507,750)

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For Three Months Ended June 30,
	2022		2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(119,573)		(111,556)
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of right-of-use asset		14,363		18,241
Changes in assets and liabilities:
Other receivables		(1,232)		(787)
Accounts payable and accrued liabilities		24,101		105
Operating lease liability		(33,109)		(18,241)
Wage payable to related party		67,218
Other payable		-		71,979
Net cash used in operating activities		$(48,232)		$(40,259)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities		$-		$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loan - related parties		17,567		-
Net proceeds from related parties		31,705		40,388
Net cash provided by financing activities		$49,272		$40,388

Effect on changes in foreign exchange rate		(21)		1

Net increase in cash and cash equivalents		1,019		130
Cash and cash equivalents, beginning of period		525		300
Cash and cash equivalents, end of period		$1,544		$430
		-		-
Non-cash investing and financing activities:
Recognized ROU assets through lease liabilities		48,532		-

Supplemental cash flow information
Cash paid for interest	$		$
Cash paid for income taxes	$		$

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2022

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

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the firm’s Annual Report on Form 10-K for the year ended March 31, 2022. The condensed consolidated financial information as of March 31, 2022 has been derived from audited consolidated financial statements not included herein. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

These financial statements should be read in conjunction with the audited financial statements as of and for the year ended March 31, 2022, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements as of and for the year ended March 31, 2022.

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

Foreign Currency Translation and Re-measurement

In accordance with ASC 830, “Foreign Currency Matters”, the Company’s foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as other comprehensive income (loss) in stockholders’ equity. Revenue and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred. The Company had foreign currency translations gain of $56,250 and loss of $12,429 for the three months ended June 30, 2022 and 2021 respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2022. The carrying values of our financial instruments, including, cash and cash equivalents; accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

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

Income Taxes, Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at June 30, 2022 and March 31, 2022.

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

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

The following table sets forth the computation of basic earnings (loss) per share, for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
Net loss	$(119,573)	$(111,556)
Weighted average common shares outstanding (basic and diluted)	1,983,993	1,983,993
Net loss per common share, basic and diluted	$(0.06)	$(0.06)

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, as well as other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of June 30, 2022 and March 31, 2022.

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

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred. No advertising costs were incurred for the three months ended June 30, 2022 and 2021 respectively.

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

In December 2019, the FASB issued ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU provides an exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. This update also (1) requires an entity to recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, (2) requires an entity to evaluate when a step-up in the tax basis of goodwill should be considered part of the business combination in which goodwill was originally recognized for accounting purposes and when it should be considered a separate transaction, and (3) requires that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The standard is effective for the Company for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 effective January 1, 2021, and it did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established an on-going source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. As of June 30, 2022, the Company had an accumulated deficit of $2,521,042, and net loss of $119,573 and net cash used in operations of $48,232 for the three months ended June 30, 2022. Losses have principally occurred as a result of the substantial resources required for the operating of the two new wholly owned subsidiaries. These factors raise substantial doubt about its ability to continue as a going concern.

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

As of June 30, 2022, and 2021, the Company has 1,983,993 shares of common stock issued and outstanding.

On November 16, 2021, the board of directors approved a 5-in-1 reverse stock split for the Company’s common stock. On July 27, 2022, the Financial Industry Regulatory Authority (“FINRA”) also approved the 5-in-1 reverse stock split. The reverse stock split was retrospectively reflected throughout the consolidated financial statements and footnotes.

NOTE 5 – SHORT-TERM LOAN – RELARED PARTIES

Short-term loan of $168,468 consists of two notes from Ms. Wu Fengqun, 8.95% shareholder of the Company, in the amount of $124,588 (RMB834,673), annual fixed interest of $100, maturity date of April 11, 2020; and in the amount of $43,880 (HKD344,345), annual fixed interest of $50, maturity date of April 11, 2020. These two notes were extended to mature on March 31, 2023 without interest.

Short-term loan of $67,558 (RMB452,600) consists of a loan from Mr. Huang Jing, 8.68% shareholder of the Company and a legal representative of the Company’s subsidiary Yinfu International Holdings Limited Huizhou Branch. The loan matures on December 27, 2022 without interest.

As of June 30, 2022 and March 31, 2022, accrual interest – related party was $461 and $480 respectively.

As of June 30, 2022 and March 31, 2022, short-term loan – related parties outstanding was $236,026 and $228,675 respectively.

NOTE 6 – LEASES

The Company has a lease agreement for its office space. The current lease agreement was signed to cover the lease for the period from May 1, 2020 to April 30, 2023.

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

The Company has elected not to recognize lease assets and liabilities for leases if the lease term, which includes periods covered by renewal options whose exercise is reasonably certain, is less than 12 months..

Operating lease expenses were $14,580 and $19,126 for the three months ended June 30, 2022 and 2021, respectively.

The undiscounted future minimum lease payment schedule as follows:

For the years ended March 31,	Amount
2023	37,492
2024	4,166
Thereafter	-
Total	$41,658

NOTE 7 - RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2022, Mr. Jiang, Libin, the President and a director of the Company, advanced the Company $59,088 for operating expenses, received $57,432 from the Company as repayments. These advances are due on demand, non-interest bearing, and unsecured unless further disclosed.

During the three months ended June 30, 2021, Mr. Jiang, Libin advanced the Company $40,453 for operating expenses, received $0 from the Company as repayments. These advances have been formalized by non-interest-bearing demand notes.

Mr. Jiang, Libin is entitled to monthly salary of $20,000 starting January 2021. As of June, 30, 2022 and March 31,2022, the accrued salary payable was $369,330 and $308,123 respectively.

On December 18, 2019, the Company signed a Letter of intent for Equity Acquisition (the “LOI Agreement”) as part of a joint venture plan between the Company and Ji’an Chengpin Mining Co., Ltd, a unrelated third-party company. The Company received $135,832 (RMB 910,000) from the acquiree as earnest money deposit to secure the transfer of Mr. Jiang Libin’ shares as part of the LOI Agreement. On July 24, 2020, the LOI Agreement was terminated by all parties and the earnest money deposit of $135,832 (RMB 910,000) was not required to be returned to the acquiree according pursuant to the Termination Agreement. As a result, the earnest money deposit was classified as amount payable to Mr. Jiang. The amounts are due on demand, non-interest bearing, and unsecured.

As of June 30, 2022 and March 31, 2022, the Company owed $1,586,840 and $1,537,837 to Mr. Jiang, Libin respectively.

As of June 30, 2022 and March 31, 2022, the Company owed $487,358 and $487,358 to Mr. Tsap, respectively. The amounts are due on demand, non-interest bearing, and unsecured.

As of June 30, 2022 the Company owed salary of $9,070 to Mr. Huang Jing, 8.68% shareholder of the Company and a legal representative of the Company’s subsidiary Yinfu International Holdings Limited Huizhou Branch.

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

Results of Operations

Three Months Ended June 30, 2022 and 2021

	Three months ended June 30, 2022	Three months ended June 30, 2021	Fluctuation	%

Revenue	$-	$-	$-	N/A
Operating Expenses:
General and administrative	99,336	103,292	(3,956)	-4%
Professional fees	21,070	8,264	12,806	155%
Total Operating Expenses	120,406	111,556	8,850	8%
Net loss from Operations	120,406	(111,556)	231,962	-208%
Net loss	$(119,573)	$(111,556)	$(8,017)	7%

Revenues

The Company has generated no revenues during the three months ended June 30, 2022 and 2021..

Operating expenses

For the three months ended June 30, 2022, total operating expenses were $120,406, which consisted general and administrative fees and professional fees. For the three months ended June 30, 2021, total operating expenses were $111,556, which consisted general and administrative fees and professional fees. The increase in operating expense was mainly due to the increase in professional fees .

The following table provides selected financial data about our company as of June 30, 2022 and March 31, 2022.

	June 30, 2022	March 31, 2022
Cash	$1,544	$525
Total Assets	$48,548	$13,321
Total Liabilities	$2,556,298	$2,457,748
Stockholders’ Equity (Deficit)	$(2,507,750)	$(2,444,427)

As of June 30, 2022, the Company’s cash balance was $1,544 compared to $525 as of March 31, 2022, and our total assets as of June 30, 2022, were $48,548 compared with $13,321 as of March 31, 2022. The increase in cash was immaterial and increase in total assets was mainly due to the increase in operating lease right of use asset, net.

As of June 30, 2022, the Company had total liabilities of $2,556,298 compared with total liabilities of $2,457,748 as of March 31, 2022. The fluctuation of total liabilities was immaterial..

Liquidity and Capital Resources

Working Capital

	June 30, 2022	March 31, 2022
Current Assets	$8,735	$6,840
Current Liabilities	$2,556,298	$2,457,748
Working Capital Deficiency	$(2,547,563)	$(2,450,908)

As of June 30, 2022, the Company had a working capital deficiency of $2,547,563, compared with working capital deficiency of $2,450,908 as of March 31, 2022. The slight increase in working capital deficiency was primarily attributed to the increase in current liabilities due to the increase of advance from the President and one individual creditor for operating expenses.

Cash Flows

	Three Months Ended June 30, 2022	Three Months Ended March 31, 2022
Cash Flows Used in Operating Activities	$(48,232)	$(40,259)
Cash Flows Provided by Investing Activities	$-	$-
Cash Flows Provided by Financing Activities	$49,272	$40,388
Effects on change in foreign exchange rate	$(21)	$1
Net increase (decrease) in Cash During Period	$1,019	$130

Cash Flows Used in Operating Activities

During the three months ended June 30, 2022, the Company had $48,232 in cash used in operating activities, which was mainly attributed from the net loss of $119,573, the decrease of $33,109 in operating lease liability, the increase of $1,232 in other receivable, and offset by the amortization of $14,363 in right-of-use asset, an increase of $24,101 in account payable and accrued expense, and an increase of $67,218 in wage payable to related parties.

During the three months ended June 30, 2021, the Company had $40,259 in cash used in operating activities, which was attributed from loss from operations of $111,556 and offset by the increase in accounts payable and accrued liabilities of $105, increase in other payable of $71,979 and increase in other receivables of $787.

Cash Flows Provided by Investing Activities

During the three months ended June 30, 2022 and 2021, the Company used no cash in investing activities.

Cash Flows Provided by Financing Activities

During the three months ended June 30, 2022, the President and other related parties creditor have advanced the Company $49,272 for operating expenses.

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

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

As of June 30, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with their review of our financial statements as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

No stock was sold during the three months ended June 30, 2022.

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

Yinfu Gold Corporation
(Registrant)

Dated: August 22, 2022	/s/ Jiang, Libin
Jiang, Libin
Chief Executive Officer

