Form 10-K/A
period 2022-03-31
Yinfu Gold Corp.
filed 2022-09-06
CIK 1438461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

JLKZ CPA LLP.

Flushing, New York

PCAOB ID: 6519

EXPLANATORY NOTE

Yinfu Gold Corporation (the “Company” or “we”) filed its Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (the “Original Annual Report”) with the Securities and Exchange Commission (the “SEC”) on June 29, 2022. The Company is filing this Amendment No. 2 (the “Amendment”) to the Original Annual Report solely for the purpose of updating certain disclosures regarding potential legal and operational risks associated with having business in China “Part I - Item 1A. Risk Factors” in response to the SEC’s comments set forth in its letter dated August 24, 2022.

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

Under the PRC EIT Law and its implementation rules, the profits of a foreign invested enterprise generated through operations, which are distributed to its immediate holding company outside the PRC, will be subject to a withholding tax rate of 10%. Pursuant to a special arrangement between Hong Kong and the PRC, such rate may be reduced to 5% if a Hong Kong resident enterprise owns more than 25% of the equity interest in the PRC company. Our PRC subsidiary is wholly-owned by our Hong Kong subsidiary. Moreover, under the Notice of the State Administration of Taxation on Issues regarding the Administration of the Dividend Provision in Tax Treaties promulgated on February 20, 2009, the tax payer needs to satisfy certain conditions to enjoy the benefits under a tax treaty. These beneficial owner of the relevant dividends, and (2) the corporate shareholder to receive dividends from the PRC subsidiary must have continuously met the direct ownership thresholds during the 12 consecutive months preceding the receipt of the dividends. Further, the State Administration of Taxation promulgated the Notice on How to Understand and Recognize the “Beneficial Owner” in Tax Treaties on October 27, 2009, which limits the “beneficial owner” to individuals, projects or other organizations normally engaged in substantive operations, and sets forth certain detailed factors in determining the “beneficial owner” status. In current practice, a Hong Kong enterprise must obtain a tax resident certificate from the relevant Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot assure you that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority. As of the date of this annual report, we have not commenced the application process for a Hong Kong tax resident certificate from the relevant Hong Kong tax authority, and there is no assurance that we will be granted such a Hong Kong tax resident certificate.

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

On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act requiring a foreign company to certify it is not owned or controlled by a foreign government if the PCAOB is unable to audit specified reports because the company uses a foreign auditor not subject to PCAOB inspection. If the PCAOB is unable to inspect the company’s auditors for three consecutive years, the issuer’s securities are prohibited to trade on a national securities exchange or in the over-the-counter trading market in the U.S. On December 2, 2020, the U.S. House of Representatives approved the Holding Foreign Companies Accountable Act. On December 18, 2020, the Holding Foreign Companies Accountable Act was signed into law.

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

Our auditor, JLKZ CPA LLP.,the independent registered public accounting firm that issues the audit report included elsewhere in this annual report, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess our auditor’s compliance with the applicable professional standards. Our auditor is headquartered in Flushing, New York and is subject to inspection by the PCAOB on a regular basis with the last inspection conducted during March 2022. The recent developments would add uncertainties to our offering and we cannot assure you whether Nasdaq or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements.

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

We cannot assure you that we will be successful or that will generate sufficient revenues in the near future. Currently, we has not generated any revenue and we may encounter difficulty in obtaining these funds and/or credit lines. Moreover, even if additional financing or credit lines were to become available, it is possible that the cost of such funds or credit would be high and possibly prohibitive.

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

Yinfu Gold Corporation
(Registrant)

Date: September 6, 2022	/s/ Jiang, Libin
Jiang, Libin
President, Secretary and Director

Date: September 6, 2022	/s/ Jiang, Libin
Jiang, Libin
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 6, 2022	/s/ Jiang, Libin
Jiang, Libin
President, Secretary and Director

Date: September 6, 2022	/s/ Jiang, Libin
Jiang, Libin
Interim Chief Financial Officer

