Form 10-Q
period 2022-09-30
Yinfu Gold Corp.
filed 2022-11-14
CIK 1438461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 14, 2022, the Company had 1,983,993 shares of common stock outstanding.

YINFU GOLD CORPORATION

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2022

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the period ended September 30, 2022 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

YINFU GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2022	2022
ASSETS

Current Assets
Cash and cash equivalents	$2,108	$525
Other receivables	7,653	6,315
Total current Assets	9,761	6,840
Non-current assets
Operating lease right of use asset, net	26,425	6,481
Total non-current assets	26,425	6,481
Total Assets	36,186	13,321

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	204,126	177,395
Short-term loan - related party	242,557	228,675
Accrued interest - related party	443	480
Operating lease liabilities - current	26,425	26,003
Due to related party	2,122,886	2,025,195
Total Current Liabilities	2,596,437	2,457,748
Non-current liabilities
Operating lease liabilities - noncurrent	-	-
Total Non-current Liabilities	-	-
Total Liabilities	2,596,437	2,457,748

Stockholders' Deficit
Common stock, ($0.001 par value, 3,000,000,000 shares authorized, 1,983,993 shares issued and outstanding as of September 30, 2022 and March 31, 2022)	1,984	1,984
Additional paid-in capital	7,934	7,934
Accumulated deficit	(2,633,592)	(2,401,469)
Accumulated other comprehensive loss	63,423	(52,876)
Total Stockholders' Deficit	(2,560,251)	(2,444,427)
Total Liabilities and Stockholders' Deficit	$36,186	$13,321

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Yinfu Gold Corporation
Consolidated Statements of Income and Comprehensive Income
(Stated in U.S. Dollars)

	For Three Months Ended September 30,		For Six Months Ended September 30,
	2022	2021	2022	2021

Revenue, net	$-	-	$-	-
Total revenue	-	-	-	-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

OPERATING EXPENSES:
General and administrative	96,310	103,388	195,646	206,680
Professional fees	16,395	20,730	37,465	28,994
Total operating expenses	112,705	124,118	233,111	235,674

Net loss from operations	(112,705)	(124,118)	(233,111)	(235,674)

Other Income and (Expense)
Interest income (expense)	1		2	-
Other income (expense)	154	(250)	986	(250)
Total other income(loss)	155	(250)	988	(250)

Net income (loss) before income taxes	(112,550)	(124,368)	(232,123)	(235,924)

Provision for income taxes	-	-	-	-
Net loss	(112,550)	(124,368)	(232,123)	(235,924)

Comprehensive income
Other comprehensive loss	60,049	1,732	116,299	(10,697)
Total comprehensive loss	$(52,501)	(122,636)	$(115,824)	(246,621)

Basic and diluted loss per common share	(0.06)	(0.06)	(0.12)	(0.12)

Weighted average number of common shares outstanding - basic and diluted	1,983,993	1,983,993	1,983,993	1,983,993

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

	Common Stock		Additional		Accumulated other
	Number of shares	Par value	paid-in capital	Accumulated Deficit	comprehensive loss	Total

For the six months ended September 30, 2021
Balance as of March 31,2021	1,983,518	1,984	7,934	(1,928,249)	(24,975)	(1,943,306)
Net loss				(111,556)		(111,556)
Foreign currency translation adjustment					(12,429)	(12,429)
Balance as of June 30,2021	1,983,518	$1,984	$7,934	$(2,039,805)	$(37,404)	$(2,067,291)
Net loss				(124,368)		(124,368)
Foreign currency translation adjustment					1,732	1,732
Balance as of September 30,2021	1,983,518	1,984	7,934	(2,164,173)	(35,672)	(2,189,927)

For the six months ended September 30, 2022
Balance as of March 31,2022	1,983,518	1,984	7,934	(2,401,469)	(52,876)	(2,444,427)
Net loss				(119,573)		(119,573)
Foreign currency translation adjustment					56,250	56,250
Balance as of June 30,2022	1,983,518	1,984	$7,934	$(2,521,042)	3,374	$(2,507,750)
Net loss				(112,550)		(112,550)
Foreign currency translation adjustment					60,049	60,049
Balance as of September 30,2022	1,983,518	1,984	$7,934	$(2,633,592)	63,423	$(2,560,251)

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Six Months Ended September 30,
	2022		2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(232,123)		(235,924)
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of right-of-use asset		25,564		36,735
Changes in assets and liabilities:
Other receivables		(2,124)		(2,002)
Accounts payable and accrued liabilities		37,606		(9,732)
Operating lease liability		(43,799)		(36,735)
Wage payable to related party		125,023		120,000
Other payable		-		30,959
Net cash used in operating activities		$(89,853)		$(96,699)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities		$-		$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loan - related parties		35,738		-
Net proceeds from related parties		55,739		96,945
Net cash provided by financing activities		$91,477		$96,945

Effect on changes in foreign exchange rate		(41)		(6)
Net increase (decrease) in cash and cash equivalents		1,583		240
Cash and cash equivalents, beginning of period		525		300
Cash and cash equivalents, end of period		$2,108		$540
		-		-
Non-cash investing and financing activities:
Recognized ROU assets through lease liabilities	47,210			-

Supplemental cash flow information
Cash paid for interest	$		$
Cash paid for income taxes	$		$

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2022

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

Foreign Currency Translation and Re-measurement

In accordance with ASC 830, “Foreign Currency Matters”, the Company’s foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as other comprehensive income (loss) in stockholders’ equity. Revenue and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred. The Company had foreign currency translations gain of $116,299 and loss of $10,697 for the six months ended September 30, 2022 and 2021 respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2022. The carrying values of our financial instruments, including, cash and cash equivalents; accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

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

Income Taxes, Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at September 30, 2022 and March 31, 2022.

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

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

The following table sets forth the computation of basic earnings (loss) per share, for the six months ended September 30, 2022 and 2021:

	Six Months Ended September 30,
	2022	2021
Net loss	$(232,123)	$(235,924)
Weighted average common shares outstanding (basic and diluted)	1,983,993	1,983,993
Net loss per common share, basic and diluted	$(0.12)	$(0.12)

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, as well as other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of September 30, 2022 and March 31, 2022.

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

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred. No advertising costs were incurred for the six months ended September 30, 2022 and 2021 respectively.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established an on-going source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. As of September 30, 2022, the Company had an accumulated deficit of $2,633,592, and net loss of $232,123 and net cash used in operations of $89,853 for the six months ended September 30, 2022. Losses have principally occurred as a result of the substantial resources required for the operating of the two new wholly owned subsidiaries. These factors raise substantial doubt about its ability to continue as a going concern.

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

As of September 30, 2022 and 2021, the Company has 1,983,993 shares of common stock issued and outstanding.

On November 16, 2021, the board of directors approved a 5-in-1 reverse stock split for the Company’s common stock. On July 27, 2022, the Financial Industry Regulatory Authority (“FINRA”) also approved the 5-in-1 reverse stock split. The reverse stock split was retrospectively reflected throughout the consolidated financial statements and footnotes.

NOTE 5 – SHORT-TERM LOAN – RELARED PARTIES

Short-term loan of $161,162 consists of two notes from Ms. Wu Fengqun, 8.95% shareholder of the Company, in the amount of $117,296 (RMB834,673), annual fixed interest of $100, maturity date of April 11, 2020; and in the amount of $43,866 (HKD344,345), annual fixed interest of $50, maturity date of April 11, 2020. These two notes were extended to mature on March 31, 2023 without interest.

Short-term loans of $81,395 (RMB579,200) consists of loans from Mr. Huang Jing, 8.68% shareholder of the Company and a legal representative of the Company’s subsidiary Yinfu International Holdings Limited Huizhou Branch. The loans mature within one year without interest.

As of September 30, 2022 and March 31, 2022, accrual interest – related party was $443 and $480 respectively.

As of September 30, 2022 and March 31, 2022, short-term loan – related parties outstanding was $242,557 and $228,675 respectively.

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

The Company has elected not to recognize lease assets and liabilities for leases if the lease term, which includes periods covered by renewal options whose exercise is reasonably certain, is less than 12 months.

Operating lease expenses were $26,340 and $38,290 for the six months ended September 30, 2022 and 2021, respectively.

The future minimum lease payment schedule as follows:

For the years ended March 31,	Amount
2023	23,194
2024	3,866
Thereafter	-
Total lease payment	27,060
Less: interest	(635)
Total lease payment at Present Value	$26,425

NOTE 7 - RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2022, Mr. Jiang, Libin, the President and a director of the Company, advanced the Company $55,739 for operating expenses, received $0 from the Company as repayments. These advances are due on demand, non-interest bearing, and unsecured unless further disclosed.

During the six months ended September 30, 2021, Mr. Jiang, Libin, the President and a director of the Company, had advanced the Company $105,919 for operating expenses, received $0 from the Company as repayments. These advances are due on demand, non-interest bearing, and unsecured unless further disclosed.

Mr. Jiang, Libin is entitled to monthly salary of $20,000 starting January 2021. As of September, 30, 2022 and March 31,2022, the accrued salary payable was $429,803 and $308,123 respectively.

On December 18, 2019, the Company signed a Letter of intent for Equity Acquisition (the “LOI Agreement”) as part of a joint venture plan between the Company and Ji’an Chengpin Mining Co., Ltd, a unrelated third-party company. The Company received $127,882 (RMB 910,000) from the acquiree as earnest money deposit to secure the transfer of Mr. Jiang Libin’ shares as part of the LOI Agreement. On July 24, 2020, the LOI Agreement was terminated by all parties and the earnest money deposit of $127,882 (RMB 910,000) was not required to be returned to the acquiree according pursuant to the Termination Agreement. As a result, the earnest money deposit was classified as amount payable to Mr. Jiang. The amounts are due on demand, non-interest bearing, and unsecured.

As of September 30, 2022 and March 31, 2022, the Company owed $1,635,528 and $1,537,837 to Mr. Jiang, Libin respectively.

As of September 30, 2022 and March 31, 2022, the Company owed $487,358 and $487,358 to Mr. Tsap Wai Ping, the former CEO of the Company, respectively. The amounts are due on demand, non-interest bearing, and unsecured.

As of September 30, 2022 the Company owed salary of $9,424 to Mr. Huang Jing, 8.68% shareholder of the Company and a legal representative of the Company’s subsidiary Yinfu International Holdings Limited Huizhou Branch.

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

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Based on this evaluation, the Company concluded that, there was no subsequent event that would require disclosure to or adjustment to the financial statements.

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

Results of Operations

Three Months Ended September 30, 2022 and 2021

	Three months ended September 30, 2022	Three months ended September 30, 2021	Fluctuation	%

Revenue	$-	$-	$-	N/A
Operating Expenses:
General and administrative	96,310	103,388	(7,078)	-7%
Professional fees	16,395	20,730	(4,335)	-21%
Total Operating Expenses	112,705	124,118	(11,413)	-9%
Net loss from Operations	(112,705)	(124,118)	11,413	-9%
Net loss	$(112,550)	$(124,368)	$11,818	-10%

Revenues

The Company has generated no revenues during the three months ended September 30, 2022 and 2021.

Operating expenses

For the three months ended September 30, 2022, total operating expenses were $112,705, which consisted general and administrative fees and professional fees. For the three months ended September 30, 2021, total operating expenses were $124,118, which consisted general and administrative fees and professional fees. The decrease in operating expense was due to the decrease in professional fees and general and administrative expense.

Six Months Ended September 30, 2022 and 2021

	Six months ended September 30, 2022	Six months ended September 30, 2021	Fluctuation	%

Revenue	$-	$-	$-	N/A
Operating Expenses:
General and administrative	195,646	206,680	(11,034)	-5%
Professional fees	37,465	28,994	8,471	29%
Total Operating Expenses	233,111	235,674	(2,563)	-1%
Net loss from Operations	(233,111)	(235,674)	2,563	-1%
Net loss	$(232,123)	$(235,924)	$3,801	-2%

Revenues

The Company has generated no revenues during the six months ended September 30, 2022 and 2021.

Operating expenses

For the six months ended September 30, 2022, total operating expenses were $233,111, which consisted general and administrative fees and professional fees. For the six months ended September 30, 2021, total operating expenses were $235,674, which consisted general and administrative fees and professional fees. The total operating expenses remained stable for the six months ended September 30, 2022.

The following table provides selected financial data about our company as of September 30, 2022 and March 31, 2022.

	September 30, 2022	March 31, 2022
Cash	$2,108	$525
Total Assets	$36,186	$13,321
Total Liabilities	$2,596,437	$2,457,748
Stockholders’ Equity (Deficit)	$(2,560,251)	$(2,444,427)

As of September 30, 2022, the Company’s cash balance was $2,108 compared to $525 as of March 31, 2022, and our total assets as of September 30, 2022, were $36,186 compared with $13,321 as of March 31, 2022. The increase in cash was immaterial and increase in total assets was mainly due to the increase in operating lease right of use asset, net.

As of September 30, 2022, the Company had total liabilities of $2,596,437 compared with total liabilities of $2,457,748 as of March 31, 2022. The fluctuation of total liabilities was immaterial.

Liquidity and Capital Resources

Working Capital

	September 30, 2022	March 31, 2022
Current Assets	$9,761	$6,840
Current Liabilities	$2,596,437	$2,457,748
Working Capital Deficiency	$(2,586,676)	$(2,450,908)

As of September 30, 2022, the Company had a working capital deficiency of $2,586,676, compared with working capital deficiency of $2,450,908 as of March 31, 2022. The slight increase in working capital deficiency was primarily attributed to the increase in current liabilities due to the increase of advance from the President and one individual creditor for operating expenses.

Cash Flows

	Six Months Ended September 30, 2022	Six Months Ended September 30, 2021
Cash Flows Used in Operating Activities	$(89,853)	$(96,699)
Cash Flows Provided by Investing Activities	$-	$-
Cash Flows Provided by Financing Activities	$91,477	$96,945
Effects on change in foreign exchange rate	$(41)	$(6)
Net increase (decrease) in Cash During Period	$1,583	$240

Cash Flows Used in Operating Activities

During the six months ended September 30, 2022, the Company had $89,853 in cash used in operating activities, which was mainly attributed from the net loss of $232,123, the decrease of $43,799 in operating lease liability, the increase of $2,124 in other receivable, and offset by the amortization of $25,564 in right-of-use asset, an increase of $37,606 in account payable and accrued expense, and an increase of $125,023 in wage payable to related parties.

During the six months ended September 30, 2021, the Company had $96,699 in cash used in operating activities, which was attributed from loss from operations of $235,924 and offset by the increase in other payable of $30,959, and amortization of $36,735.

Cash Flows Provided by Investing Activities

During the six months ended September 30, 2022 and 2021, the Company used no cash in investing activities.

Cash Flows Provided by Financing Activities

During the six months ended September 30, 2022, the President and other related parties creditor have advanced the Company $91,477 for operating expenses.

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

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

As of September 30, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with their review of our financial statements as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the six months ended September 30, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

No stock was sold during the six months ended September 30, 2022.

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

Yinfu Gold Corporation
(Registrant)

Dated: November 14, 2022	/s/ Jiang, Libin
Jiang, Libin
Chief Executive Officer

