Form 10-Q
period 2022-12-31
Yinfu Gold Corp.
filed 2023-02-10
CIK 1438461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 10, 2023, the Company had 1,983,993 shares of common stock outstanding.

YINFU GOLD CORPORATION

Quarterly Report on Form 10-Q

For the Period Ended December 31, 2022

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the period ended December 31, 2022 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

YINFU GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2022	2022
ASSETS

Current Assets
Cash and cash equivalents	$560	$525
Other receivables	8,918	6,315
Total current Assets	9,478	6,840
Non-current assets
Operating lease right of use asset, net	27,216	6,481
Total non-current assets	27,216	6,481
Total Assets	36,694	13,321

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	248,928	177,395
Short-term loan - related party	252,408	228,675
Accrued interest - related party	452	480
Operating lease liabilities - current	27,216	26,003
Due to related party	2,209,765	2,025,195
Total Current Liabilities	2,738,769	2,457,748
Non-current liabilities
Operating lease liabilities - noncurrent	-	-
Total Non-current Liabilities	-	-
Total Liabilities	2,738,769	2,457,748

Stockholders' Deficit
Common stock, ($0.001 par value, 3,000,000,000 shares authorized, 1,983,993 shares issued and outstanding as of December 31, 2022 and March 31, 2022)	1,984	1,984
Additional paid-in capital	7,934	7,934
Accumulated deficit	(2,744,104)	(2,401,469)
Accumulated other comprehensive loss	32,111	(52,876)
Total Stockholders' Deficit	(2,702,075)	(2,444,427)
Total Liabilities and Stockholders' Deficit	$36,694	$13,321

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Yinfu Gold Corporation
Consolidated Statements of Income and Comprehensive Income
(Stated in U.S. Dollars)
	For Three Months Ended December 31,		For Nine Months Ended December 31,
	2022	2021	2022	2021

Revenue, net	$-	-	$-	-
Total revenue	-	-	-	-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

OPERATING EXPENSES:
General and administrative	103,579	105,631	299,225	312,311
Professional fees	6,924	12,830	44,389	41,824
Total operating expenses	110,503	118,461	343,614	354,135

Net loss from operations	(110,503)	(118,461)	(343,614)	(354,135)

Other Income and (Expense)
Interest income (expense)	-		2	-
Other income (expense)	(9)	-	977	(250)
Total other income(loss)	(9)	-	979	(250)

Net income (loss) before income taxes	(110,512)	(118,461)	(342,635)	(354,385)

Provision for income taxes	-	-	-	-
Net loss	(110,512)	(118,461)	(342,635)	(354,385)

Comprehensive income
Other comprehensive loss	(31,312)	(14,673)	84,987	(25,370)
Total comprehensive loss	$(141,824)	(133,134)	$(257,648)	(379,755)

Basic and diluted loss per common share	(0.06)	(0.06)	(0.17)	(0.18)

Weighted average number of common shares outstanding - basic and diluted	1,983,993	1,983,993	1,983,993	1,983,993

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

	Common Stock
	Number of shares	Par value	Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive loss	Total

For the nine months ended December 31, 2021
Balance as of March 31,2021	1,983,518	1,984	7,934	(1,928,249)	(24,975)	(1,943,306)
Net loss				(235,924)		(235,924)
Foreign currency translation adjustment					(10,697)	(10,697)
Balance as of September 30,2021	1,983,518	$1,984	$7,934	$(2,164,173)	$(35,672)	$(2,189,927)
Net loss				(118,461)		(118,461)
Foreign currency translation adjustment					(14,673)	(14,673)
Balance as of December 31,2021	1,983,518	1,984	7,934	(2,282,634)	(50,345)	(2,323,061)

For the nine months ended December 31, 2022
Balance as of March 31,2022	1,983,518	1,984	7,934	(2,401,469)	(52,876)	(2,444,427)
Net loss				(232,123)		(232,123)
Foreign currency translation adjustment					116,299	116,299
Balance as of September 30,2022	1,983,518	1,984	$7,934	$(2,633,592)	63,423	$(2,560,251)
Net loss				(110,512)		(110,512)
Foreign currency translation adjustment					(31,312)	(31,312)
Balance as of December 31,2022	1,983,518	1,984	$7,934	$(2,744,104)	32,111	$(2,702,075)

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Nine Months Ended December 31,
	2022		2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(342,635)		(354,385)
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of right-of-use asset		25,325		56,262
Changes in assets and liabilities:
Other receivables		(3,148)		(3,491)
Accounts payable and accrued liabilities		78,884		(9,721)
Operating lease liability		(30,108)		(56,262)
Wage payable to related party		184,976		180,000
Other payable		-		50,185
Net cash used in operating activities		$(86,706)		$(137,412)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities		$-		$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loan - related parties		39,125		26,215
Net proceeds from (payment to) related parties		60,925		111,493
Net cash provided by financing activities		$100,050		$137,708

Effect on changes in foreign exchange rate		(13,309)		93
Net increase (decrease) in cash and cash equivalents		35		389
Cash and cash equivalents, beginning of period		525		300
Cash and cash equivalents, end of period		$560		$689
		-		-
Non-cash investing and financing activities:
Recognized ROU assets through lease liabilities		13,282		56,262

Supplemental cash flow information
Cash paid for interest	$		$
Cash paid for income taxes	$		$

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2022

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

Foreign Currency Translation and Re-measurement

In accordance with ASC 830, “Foreign Currency Matters”, the Company’s foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as other comprehensive income (loss) in stockholders’ equity. Revenue and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred. The Company had foreign currency translations gain of $84,987 and loss of $25,370 for the nine months ended December 31, 2022 and 2021 respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2022. The carrying values of our financial instruments, including, cash and cash equivalents; accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

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

Income Taxes, Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at December 31, 2022 and March 31, 2022.

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

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

The following table sets forth the computation of basic earnings (loss) per share, for the nine months ended December 31, 2022 and 2021:

	Nine Months Ended December 31,
	2022	2021
Net loss	$(342,635)	$(354,385)
Weighted average common shares outstanding (basic and diluted)	1,983,993	1,983,993
Net loss per common share, basic and diluted	$(0.17)	$(0.18)

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, as well as other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of December 31, 2022 and March 31, 2022.

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

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred. No advertising costs were incurred for the nine months ended December 31, 2022 and 2021 respectively.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established an on-going source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. As of December 31, 2022, the Company had an accumulated deficit of $2,744,104, and net loss of $342,635 and net cash used in operations of $86,706 for the nine months ended December 31, 2022. Losses have principally occurred as a result of the substantial resources required for the operating of the two new wholly owned subsidiaries. These factors raise substantial doubt about its ability to continue as a going concern.

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

NOTE 5 – SHORT-TERM LOAN – RELARED PARTIES

Short-term loan of $164,886 consists of two notes from Ms. Wu Fengqun, 8.95% shareholder of the Company, in the amount of $120,808 (RMB834,673), annual fixed interest of $100, maturity date of April 11, 2020; and in the amount of $44,078 (HKD344,345), annual fixed interest of $50, maturity date of April 11, 2020. These two notes were extended to mature on March 31, 2023 without interest.

Short-term loans of $87,522 (RMB604,700) consists of loans from Mr. Huang Jing, 8.68% shareholder of the Company and a legal representative of the Company’s subsidiary Yinfu International Holdings Limited Huizhou Branch. The loans mature within one year without interest.

As of December 31, 2022 and March 31, 2022, accrual interest – related party was $452 and $480 respectively.

As of December 31, 2022 and March 31, 2022, short-term loan – related parties outstanding was $252,408 and $228,675 respectively.

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

Operating lease expenses were $36,129 and $58,295 for the nine months ended December 31, 2022 and 2021, respectively.

The future minimum lease payment schedule as follows:

For the years ended March 31,	Amount
2023	23,202
2024	4,014
Thereafter	-
Total lease payment at Present Value	$27,216

NOTE 7 - RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2022, Mr. Jiang, Libin, the President and a director of the Company, advanced the Company $0 for operating expenses, received $14,115 from the Company as repayments. These advances are due on demand, non-interest bearing, and unsecured unless further disclosed.

During the nine months ended December 31, 2021, Mr. Jiang, Libin, the President and a director of the Company, had advanced the Company $129,122 for operating expenses, received $17,629 from the Company as repayments. These advances are due on demand, non-interest bearing, and unsecured unless further disclosed.

Mr. Jiang, Libin is entitled to extra monthly salary of $20,000 starting January 2021. As of December, 31, 2022 and March 31,2022, the accrued salary payable was $492,233 and $308,123 respectively.

On December 18, 2019, the Company signed a Letter of intent for Equity Acquisition (the “LOI Agreement”) as part of a joint venture plan between the Company and Ji’an Chengpin Mining Co., Ltd, a unrelated third-party company. The Company received $131,710 (RMB 910,000) from the acquiree as earnest money deposit to secure the transfer of Mr. Jiang Libin’ shares as part of the LOI Agreement. On July 24, 2020, the LOI Agreement was terminated by all parties and the earnest money deposit of $131,710 (RMB 910,000) was not required to be returned to the acquiree according pursuant to the Termination Agreement. As a result, the earnest money deposit was classified as amount payable to Mr. Jiang. The amounts are due on demand, non-interest bearing, and unsecured.

As of December 31, 2022 and March 31, 2022, the Company owed $1,707,832 and $1,537,837 to Mr. Jiang, Libin respectively.

As of December 31, 2022 and March 31, 2022, the Company owed $487,358 and $487,358 to Mr. Tsap Wai Ping, the former CEO of the Company, respectively. The amounts are due on demand, non-interest bearing, and unsecured.

As of December 31, 2022 the Company owed salary of $14,575 to Mr. Huang Jing, 8.68% shareholder of the Company and a legal representative of the Company’s subsidiary Yinfu International Holdings Limited Huizhou Branch.

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

Results of Operations

Three Months Ended December 31, 2022 and 2021

	Three months ended December 31, 2022	Three months ended December 31, 2021	Fluctuation	%

Revenue	$-	$-	$-	N/A
Operating Expenses:
General and administrative	103,579	105,631	(2,052)	-2%
Professional fees	6,924	12,830	(5,906)	-46%
Total Operating Expenses	110,503	118,461	(7,958)	-7%
Net loss from Operations	(110,503)	(118,461)	7,958	-7%
Net loss	$(110,512)	$(118,461)	$7,949	-7%

Revenues

The Company has generated no revenues during the three months ended December 31, 2022 and 2021.

Operating expenses

For the three months ended December 31, 2022, total operating expenses were $110,503, which consisted general and administrative fees and professional fees. For the three months ended December 31, 2021, total operating expenses were $118,461, which consisted general and administrative fees and professional fees. The decrease in operating expense was due to the decrease in professional fees and general and administrative expense.

Nine Months Ended December 31, 2022 and 2021

	Nine months ended December 31, 2022	Nine months ended December 31, 2021	Fluctuation	%

Revenue	$-	$-	$-	N/A
Operating Expenses:
General and administrative	299,225	312,311	(13,086)	-4%
Professional fees	44,389	41,824	2,565	6%
Total Operating Expenses	343,614	354,135	(10,521)	-3%
Net loss from Operations	(343,614)	(354,135)	10,521	-3%
Net loss	$(342,635)	$(354,385)	$11,750	-3%

Revenues

The Company has generated no revenues during the nine months ended December 31, 2022 and 2021.

Operating expenses

For the nine months ended December 31, 2022, total operating expenses were $343,614, which consisted general and administrative fees and professional fees. For the nine months ended December 31, 2021, total operating expenses were $354,135, which consisted general and administrative fees and professional fees. The total operating expenses remained stable for the nine months ended December 31, 2022.

The following table provides selected financial data about our company as of December 31, 2022 and March 31, 2022.

	December 31, 2022	March 31, 2022
Cash	$560	$525
Total Assets	$36,694	$13,321
Total Liabilities	$2,738,769	$2,457,748
Stockholders’ Equity (Deficit)	$(2,702,075)	$(2,444,427)

As of December 31, 2022, the Company’s cash balance was $560 compared to $525 as of March 31, 2022, and our total assets as of December 31, 2022, were $36,694 compared with $13,321 as of March 31, 2022. The increase in cash was immaterial and increase in total assets was mainly due to the increase in operating lease right of use asset, net.

As of December 31, 2022, the Company had total liabilities of $2,738,769 compared with total liabilities of $2,457,748 as of March 31, 2022. The fluctuation of total liabilities was immaterial.

Liquidity and Capital Resources

Working Capital

	December 31, 2022	March 31, 2022
Current Assets	$9,478	$6,840
Current Liabilities	$2,738,769	$2,457,748
Working Capital Deficiency	$(2,729,291)	$(2,450,908)

As of December 31, 2022, the Company had a working capital deficiency of $2,729,291, compared with working capital deficiency of $2,450,908 as of March 31, 2022. The slight increase in working capital deficiency was primarily attributed to the increase in current liabilities due to the increase of advance from the President and one individual creditor for operating expenses.

Cash Flows

	Nine Months Ended December 31, 2022	Nine Months Ended December 31, 2021
Cash Flows Used in Operating Activities	$(86,706)	$(137,412)
Cash Flows Provided by Investing Activities	$-	$-
Cash Flows Provided by Financing Activities	$100,050	$137,708
Effects on change in foreign exchange rate	$(13,309)	$93
Net increase (decrease) in Cash During Period	$35	$389

Cash Flows Used in Operating Activities

During the nine months ended December 31, 2022, the Company had $86,706 in cash used in operating activities, which was mainly attributed from the net loss of $342,635, the decrease of $30,108 in operating lease liability, the increase of $3,148 in other receivable, and offset by the amortization of $25,325 in right-of-use asset, an increase of $78,884 in account payable and accrued expense, and an increase of $184,976 in wage payable to related parties.

During the nine months ended December 31, 2021, the Company had $137,412 in cash used in operating activities, which was mainly attributed from loss from operations of $354,385 and offset by the increase in salary payable to related party of $180,000.

Cash Flows Provided by Investing Activities

During the nine months ended December 31, 2022 and 2021, the Company used no cash in investing activities.

Cash Flows Provided by Financing Activities

During the nine months ended December 31, 2022, the President and one individual creditor have advanced the Company $60,925 and $39,125 respectively, for operating expenses.

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

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

As of December 31, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with their review of our financial statements as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the nine months ended December 31, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

No stock was sold during the nine months ended December 31, 2022.

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

Yinfu Gold Corporation
(Registrant)

Dated: February 10, 2023	/s/ Jiang, Libin
Jiang, Libin
Chief Executive Officer

