Form 10-K
period 2023-03-31
Yinfu Gold Corp.
filed 2023-06-30
CIK 1438461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

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

As of June 30, 2023, we have 1,983,993 shares of common stock, par value $0.001 per share issued and outstanding.

Yinfu Gold Corporation

Form 10-K

March 31, 2023

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

The Company has limited cash on hand. We have sustained losses for year ended March 31, 2023 and has relied solely upon the funding obtained from management and significant stockholders.

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

.

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

Our president and directors continue to provide their labor at current salary . When we are able to do so, we plan to hire up to 20 staff members during the next 12 months of operation, and will also rely on the services of independent professionals for the auditing, evaluation and legal requirements for our listing business.

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

Our auditor, Pan-China Singapore, the independent registered public accounting firm that issued the audit report included in this Annual Report, is subject to PCAOB inspections. Pan-China Singapore is headquartered in Singapore and there are no limitations in Singapore on PCAOB inspections. Therefore, we believe that, as of the date of this Annual Report, our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021 relating to the PCAOB’s inability to inspect or investigate completely registered public accounting firms headquartered in the PRC or Hong Kong because of a position taken by one or more authorities in the PRC or Hong Kong. However, to the extent that our auditor’s work papers may, in the future, become located in China, such work papers will not be subject to inspection by the PCAOB because the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities. Inspections of certain other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct inspections of our auditors’ work papers in China would make it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections. As a result, our investors may be deprived of the benefits of the PCAOB’s oversight of our auditor through such inspections and they may lose confidence in our reported financial information and procedures and the quality of our financial statements. We cannot assure you whether Nasdaq or other regulatory authorities will apply additional or more stringent criteria to us. Such uncertainty could cause the market price of our Ordinary Shares to be materially and adversely affected.

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

The following table sets forth the quarterly high and low bid prices for the common stock from March 31, 2021 to March 31, 2023. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions

	High	Low
Quarter ended March 31, 2021	$3.8	1.4
Quarter ended June 30, 2021	$0.8	0.4
Quarter ended September 30, 2021	$0.8	0.2
Quarter ended December 31, 2021	$0.8	0.2
Quarter ended March 31, 2022	$0.8	0.1
Quarter ended June 30, 2022	$3.2	0.8
Quarter ended September 30, 2022	$1.9	0.2
Quarter ended December 31, 2022	$1.1	0.6
Quarter ended March 31, 2023	$1.1	1.1

Holders

As of March 31, 2023, there were 1,732 stockholders of record, and an aggregate of 1,983,518 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities, which were not registered under the Securities Act during the year ended March 31, 2023, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended March 31, 2023.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended March 31, 2023.

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

Need for Additional Capital

The Company has not generated enough revenues from operations, and may be unable to fund on-going activities. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our own hardware and software, and the possibility of new regulations that will make our company difficult or impossible to operate.

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

Results of Operations

We have generated  $58,395 in  revenues and have incurred $430,382 in expenses for the year ended March 31, 2023.

The following table provides selected financial data about our company as of March 31, 2023 and 2022.

	March 31, 2023	March 31, 2022
Cash	$896	$525
Total Assets	12,924	13,321
Total Liabilities	2,620,716	2,457,748
Stockholders’ Deficit	$(2,607,792)	$(2,444,427)

As of March 31, 2023, the Company’s cash balance was $896 compared to $525 as of March 31, 2022, and our total assets as of March 31, 2023, were $12,924 compared with $13,321 as of March 31, 2022. The decrease in total assets was due to the lessor operating lease right of use asset, net recognized as of March 31, 2023.

As of March 31, 2023, the Company had total liabilities of $2,620,716 compared with total liabilities of $2,457,748 as of March 31, 2022. The increase in total liabilities was primarily attributed to an increase in related party debt owed to the President of the Company, offset by a decrease in operating lease liabilities - current

	Year Ended March 31, 2023	Year Ended March 31, 2022
Revenue	$58,395	$-
Operating Expenses
General and administrative	369,667	416,283
Professional fees	60,715	56,520
Total Operating Expenses	430,382	472,803
Loss from Operations	$(371,987)	$(472,803)

Revenues

The revenue of $58,395 was the consulting income for the Customer’s pre-IPO financial counseling provided by the Management. The Company has generated no operating revenues during the year ended March 31, 2022.

Operating expenses

For the year ended March 31, 2023, total operating expenses were $430,382 which consisted of general and administrative fees and professional fees. For the year ended March 31,2022, total operating expenses were $472,803 which consisted of general and administrative fees and professional fees. The decrease in operating expense was mainly due to the decrease in general and administrative expense which mainly resulted from the decreased management salary for the year ended March 31, 2023.

Liquidity and Capital Resources

Working Capital

	As of March 31, 2023	As of March 31, 2022
Current Assets	$10,322	$6,840
Current Liabilities	$2,620,716	$2,457,748
Working Capital Deficiency	$(2,610,394)	$(2,450,908)

As of March 31, 2023, the Company had a working capital deficiency of $2,610,394 compared with working capital deficiency of $2,450,908 as of March 31, 2022. The increase in working capital deficiency was primarily attributed to the increase in current liabilities due to an increase in payable to related party of the Company.

Cash Flows

	Year Ended March 31, 2023	Year Ended March 31, 2022
Cash Provided by/(Used in) Operating Activities	$47,048	$(172,771)
Cash Used in Investing Activities	$-	$-
Cash (Used in)/Provided by Financing Activities	$(48,216)	$172,981
Effects on changes in foreign exchange rate	$1,539	$15
Net Increase in Cash During the Year	$371	$225

Cash Flows Used in Operating Activities

During the year ended March 31, 2023, the Company had $47,048 in cash used in operating activities which was mainly attributed to loss from operations of $371,084,  a decrease in operating lease liability of $45,967 partially offset by the increase in wage payable to related party of $249,293, compared to cash used in operating activities of $172,771 during the year ended March 31, 2022. The decrease in cash used for operating activities was due to the decrease in other receivable and the decrease in net loss for the year ended March 31, 2023.

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

Cash Flows Used in Investing Activities

During the years ended March 31, 2023 and 2022, the Company used no cash in investing activities.

Cash Flows Provided by Financing Activities

Financing activities for both 2023 and 2022 mainly referred to the repayment to (proceeds from) related party for operating.

Mr. Jiang Libin received net amount of $120,714 from the Company and advanced net amount of $120,541 to the Company for the years ended March 31, 2023 and 2022 respectively. Mr. Huang Jing advanced net amount of $47,680 and $52,440 to the Company for the years ended March 31, 2023 and 2022 respectively.

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

MARCH 31, 2023 AND 2022

(STATED IN U.S. DOLLARS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Yinfu Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Yinfu Gold Corp. (the Company) as of March 31, 2023, and the related consolidated statement of operations and comprehensive income (loss), changes in equity, and cash flow for year ended March 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023, and the result of its operations and its cash flow for the year then ended March 31, 2023, in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matter

The Company conducted transactions with its related parties and affiliates during the normal course of its business in 2023. The Company has entered into a number of transactions with these related parties, including accrued of director remuneration which represented as costs and expenses to the Company. We identified the evaluation of the identification of related parties and related party transactions as a critical audit matter. Auditor judgment was involved in assessing the sufficiency of the procedures performed to identify related parties and related party transactions of the Company.

How the Critical Audit Matter Was Addressed in the Audit

We performed the following procedures to evaluate the identification of related parties and related party transactions by the Company:

•	Conducted background checks, and reviewed other public research sources for information related to transactions between the Company and its related parties
•	Performed confirmations for account balances with related parties
•	Reviewed transaction details in the accounts payable system for transactions with related parties
•	Examined the Company’s reconciliation of its related parties’ transactions and balances
•	Tested expenses transactions between the Company and its related parties

Pan-China Singapore PAC(6255)

Chartered Accountants

Singapore

June 30, 2023

We have served as the Company’s auditor since January 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Yinfu Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Yinfu Gold Corp. (the Company) as of March 31, 2022, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the year then ended March 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022, and the results of its operations and its cash flows for each of the year then ended March 31, 2022.

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

JLKZ CPA LLP.

Flushing, New York

June 29, 2022

We have served as the Company’s auditor since December 2018

Yinfu Gold Corporation
Consolidated Balance Sheets
(Stated in U.S. Dollars)

	March 31,	March 31,
	2023	2022
ASSETS

Current Assets
Cash and cash equivalents	$896	$525
Other receivables	9,426	6,315
Total current Assets	10,322	6,840
Non-current assets
Operating lease right of use asset, net	2,602	6,481
Total non-current assets	2,602	6,481
Total Assets	12,924	13,321

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	231,738	177,395
Short-term loan	24,749	-
Short-term loan - related party	261,932	228,675
Accrued interest - related party	453	480
Operating lease liabilities - current	6,007	26,003
Due to related party	2,095,837	2,025,195
Total Current Liabilities	2,620,716	2,457,748
Total Liabilities	2,620,716	2,457,748

Stockholders' Deficit
Common stock, ($0.001 par value, 3,000,000,000 shares authorized, 1,983,993 shares issued and outstanding as of March 31, 2023 and 2022)	1,984	1,984
Additional paid-in capital	7,934	7,934
Accumulated deficit	(2,772,553)	(2,401,469)
Accumulated other comprehensive income/(loss)	154,843	(52,876)
Total Stockholders' Deficit	(2,607,792)	(2,444,427)
Total Liabilities and Stockholders' Deficit	$12,924	$13,321

The accompanying notes are an integral part of these consolidated financial statements

Yinfu Gold Corporation
Consolidated Statements of Income and Comprehensive Income
(Stated in U.S. Dollars)
	For Years Ended March 31,
	2023	2022

Revenue,net	$58,395	-
Total revenue	58,395	-
Cost of revenue	-	-
Gross profit	58,395	-

OPERATING EXPENSES:
General and administrative	369,667	416,283
Professional fees	60,715	56,520
Total operating expenses	430,382	472,803

Net loss from operations	(371,987)	(472,803)

Other Income and (Expense)
Interest income (expense)	3	1
Other income (expense)	900	(418)
Total other income(loss)	903	(417)

Net loss before income taxes	(371,084)	(473,220)

Provision for income taxes	-	-
Net loss	(371,084)	(473,220)

Comprehensive income
Other comprehensive loss	207,719	(27,901)
Total comprehensive loss	$(163,365)	(501,121)

Basic and diluted loss per common share	(0.19)	(0.24)

Weighted average number of common shares outstanding - basic and diluted	1,983,993	1,983,993

The accompanying notes are an integral part of these consolidated financial statements

Yinfu Gold Corporation

Consolidated Statement of Changes in Stockholders’ Deficiency

(Stated in U.S. Dollars)

	Common Stock
	Number of shares	Par value	Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive loss	Total

Balance as of March 31,2021	1,983,993	1,984	7,934	(1,928,249)	(24,975)	(1,943,306)
Net loss				(473,220)		(473,220)
Foreign currency translation adjustment					(27,901)	(27,901)
Balance as of March 31,2022	1,983,993	$1,984	$7,934	$(2,401,469)	$(52,876)	$(2,444,427)
Net loss				(371,084)		(371,084)
Foreign currency translation adjustment					207,719	207,719
Balance as of March 31,2023	1,983,993	1,984	7,934	(2,772,553)	154,843	(2,607,792)

The accompanying footnotes are an integral part of these consolidated financial statements

Yinfu Gold Corporation
Consolidated Statements of Cash Flows
(Stated in U.S. Dollars)

	For Years Ended March 31,
	2023		2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(371,084)		(473,220)
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of right-of-use asset		31,310		74,895
Changes in assets and liabilities:
Other receivables		114,823		(4,508)
Accounts payable and accrued liabilities		317,966		304,957
Operating lease liability		(45,967)		(74,895)
Net cash provided by/ (used in) operating activities		$47,048		$(172,771)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities		$-		$-

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing from third party loan		24,818		-
Proceeds from short-term loan - related parties		47,680		52,440
Net (payment to)/proceeds from related parties		(120,714)		120,541
Net cash (used in)/provided by financing activities		$(48,216)		$172,981

Effect on changes in foreign exchange rate		1,539		15
Net increase in cash and cash equivalents		371		225
Cash and cash equivalents, beginning of period		525		300
Cash and cash equivalents, end of period		$896		$525

Supplemental cash flow information
Cash paid for interest	$		$
Cash paid for income taxes	$		$

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

On April 11, 2017, the Company acquired Yinfu Group International Holdings Limited (“HK”), a company incorporated in Hong Kong, and HK’s subsidiary, Yinfu International Holdings Limited (“WOFE”), a wholly owned foreign enterprise incorporated in the People’s Republic of China. The acquired entities are owned by the Company’s management; therefore, the transaction has been accounted for as a business combination under common control in accordance to ASC-805-30-5, in which the assets and liabilities of HK and WOFE have been presented at their carrying values at the date of the transaction.

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

The following diagram illustrates the current group structure:

Yinfu Gold Corporation incorporated in Wyoming, USA on September 1, 2005

100%

Yinfu Gruoup International Holdings Limited (“HK”) incorporated in Hong Kong on September 20, 2016

100%

Yinfu International Holdings Limited (“WOFE”) incorporated in Shenzhe PRC on December 14, 2016

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

Reclassification of prior year presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or balance sheets. An reclassification has been made to the Consolidated Statement of Cash Flows as of March 31, 2022 to reclassify wage payable to related party of $251,778 to accounts payable and accrued liabilities.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

Foreign Currency Translation and Re-measurement

In accordance with ASC 830, “Foreign Currency Matters”, the Company’s foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as other comprehensive income (loss) in stockholders’ equity. Revenue and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred. The Company had foreign currency translations gain of $207,719 and loss of $27,901 for the years ended March 31, 2023 and 2022 respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2023. The carrying values of our financial instruments, including, cash and cash equivalents; accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

Yinfu Gold Corporation

Notes to Consolidated Financial Statements

(Stated in U.S. Dollars)

Business Combinations

In accordance with ASC 805-10, “Business Combinations”, the Company accounts for all business combinations using the common control method of accounting.

The consolidated financial statements incorporate the financial statements of the combining entities or businesses in business combination under common control as if they had been combined from the date when the combining entities or businesses first came under the control of the substantial shareholder.

The net assets of the combining entities or businesses are consolidated using the carrying amount from the substantial shareholder’s perspective. No amount is recognised for goodwill or excess of the Group’s interest in the book value of the net assets over cost at the time of the common control combination, to the extent of the continuation of the substantial shareholder’s interest.

The consolidated statement of comprehensive income includes the results of each of the combining entities or businesses from the earliest date presented or since the date when the combining entities or businesses first came under common control, where this is a shorter period, regardless of the date of the common control combination.

Transaction costs, including professional fees, registration fees, costs of furnishing information to shareholders, costs or losses incurred in combining operations of the previously separate businesses and other costs incurred in relation to the common control combination that is to be accounted for by using the merger accounting method are recognised as expenses in the period in which they are incurred

Income Taxes, Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. For the years ended March 31, 2023 and 2022, since the Company has not generated any net income, no provision was made for income taxes. Further, no deferred tax assets or liabilities were recognized as at March 31, 2023 and 2022.

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

The following table sets forth the computation of basic earnings per share, for the years ended March 31, 2023 and 2022:

	Year Ended March 31,
	2023	2022
Net loss	$(371,084)	$(473,220)

Weighted average number of common shares outstanding - basic and diluted	1,983,993	1,983,993

Basic and diluted net loss per common share	$(0.19)	$(0.24)

Yinfu Gold Corporation

Notes to Consolidated Financial Statements

(Stated in U.S. Dollars)

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of March 31, 2023 and 2022.

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

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred. No advertising costs were incurred for the years ended March 31, 2023 and 2022.

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

As of March 31, 2023, the Company had an accumulated deficit of $2,772,553 and net loss of $371,084 for the year ended March 31, 2023. Losses have principally occurred as a result of the substantial resources required for the operation of the wholly owned subsidiaries and being a SEC reporting entity. These factors raise substantial doubt about its ability to continue as a going concern.

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

As of March 31, 2023, and 2022, the Company has 1,983,993 shares of common stock issued and outstanding.

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

NOTE 5 – SHORT-TERM LOAN – RELARED PARTIES

Short-term loan of $165,381 consists of two notes from Ms. Wu Fengqun, 8.95% shareholder of the Company, in the amount of $121,515 (RMB834,673), annual fixed interest of $100, maturity date of April 11, 2020; and in the amount of $43,866 (HKD344,345), annual fixed interest of $50, maturity date of April 11, 2020. These two notes were extended to mature on March 31, 2024 without interest.

Short-term loan of $96,551 (RMB663,200) consists of a loan from Mr. Huang Jing, 8.68% shareholder of the Company and a legal representative of the Company’s subsidiary Yinfu International Holdings Limited Huizhou Branch. The loan matures on March 31, 2024 without interest.

As of March 31, 2023 and 2022, accrual interest – related party was $453 and $480 respectively.

As of March 31, 2023 and 2022, short-term loan – related parties outstanding was $261,932 and $228,675 respectively.

NOTE 6 – LEASES

The Company has a lease agreement for its office space. The current lease agreement was signed to cover the lease for the period from May 1, 2020 to April 30, 2023.

The Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is incremental borrowing rate or, if available, the rate implicit in the lease. The Company determines the incremental borrowing rate for this lease based primarily on its lease term in PRC which is approximately 4.9%.

The Company has elected to not recognized lease assets and liabilities for lease with a term less than twelve months.

Operating lease expenses were $31,310 and $74,895 for the years ended March 31, 2023 and 2022, respectively.

The undiscounted future minimum lease payment schedule as follows:

For the years ended March 31,	Amount
2023	6,007
2024	-
Thereafter	-
Total	$6,007

Yinfu Gold Corporation

Notes to Audited Consolidated Financial Statements

(Stated in U.S. Dollars)

NOTE 7 - RELATED PARTY TRANSACTIONS

During the year ended March 31, 2023, Mr. Jiang, Libin, the President and a director of the Company, had advanced the Company $243,021 for operating expenses, and received $177,807 from the Company as repayment. These advances have been formalized by non-interest-bearing demand notes.

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

During the year ended March 31, 2023, Mr. Jiang, Libin, the President and a director of the Company, had advanced the Company $243,021 for operating expenses, and received $177,807 from the Company as repayment. These advances have been formalized by non-interest-bearing demand notes.

As of March 31, 2023, the accrued salary payable to Mr. Jiang Libin and Mr. Huang Jing were $551,144 and $12,998 respectively.

As of March 31, 2023 and 2022, the Company owed $1,531,695 and $1,222,144 to Mr. Jiang, Libin respectively.

The amounts due to related parties are no fixed terms of payment, non-interest bearing, and unsecured.

Due to related parties was summarized as follows.

	March 31, 2023	March 31, 2022
Salary payable to Mr. Jiang, Libin	$551,144	$308,123
Salary payable to Mr. Huang Jing	12,998	7,570
Borrowing from Mr. Tsap Wai Ping	-	487,358
Borrowing from Mr. Jiang, Libin	1,531,695	1,222,144
	$2,095,837	$2,025,195

The balance of $487,358 as of March 31, 2022, owed to Mr.Tsap Wai Ping, the former President, CEO and Director of the Company, occurred during the fiscal year ended March 31, 2015. Mr.Tsap Wai Ping was elected as the President, CEO and Director of the Company on June 6, 2012, and resigned on October 31, 2014.

In March 2023, Mr. Tsap Wai Ping transferred his claim of $487,358 from the Company to Mr. Jiang, Libin.

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

As of March 31, 2023, Yinfu Gold Corporation has accumulated net operating loss of $1,684,947 that may be offset against future taxable income has not been recognized as an income tax benefit based on uncertainties concerning its ability to generate taxable in future period.

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

As of March 31, 2023, Yinfu International Holdings Limited has accumulated net operating loss of $1,462,542 that may be offset against future taxable income has not been recognized as an income tax benefit based on uncertainties concerning its ability to generate taxable in future period.

NOTE 9- SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Based on this evaluation, the Company concluded that subsequent to March 31, 2023 but prior to June 30, 2023, the date the financial statements were available to be issued, there was no subsequent event that would require disclosure to or adjustment to the financial statements other than the ones disclosed above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the 2023 fiscal years.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2023 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of March 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended March 31, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Jiang, Libin	President, Secretary and Director	60	December 12, 2015
Jiang, Libin	Interim Chief Financial Officer	60	January 14, 2019
Zhang, Hong	Director	60	December 12, 2015

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

30

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

Our board of directors currently consists of two members, Jiang, Libin and Zhang Hong. The Board held no formal meetings during the year ended March 31, 2023. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Wyoming General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of March 31, 2023, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Name and Principal Position	Year ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jiang, Libin	March 2023	242,636	Nil	Nil	Nil	Nil	Nil	Nil	242,636
President, Secretary and Director (1)	March 2022	246,875	Nil	Nil	Nil	Nil	Nil	Nil	246,875
Zhang, Hong	March 2023	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director (2)	March 2022	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Jiang, Libin was appointed as the President, Secretary and Director on December 12, 2015.
(2)	Zhang, Hong was appointed as a Director on December 12, 2015.

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

Grants of Plan-Based Awards

There were no grants of plan-based awards during the year ended March 31, 2023.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended March 31, 2023.

Option Exercises and Stock Vested

During the year ended March 31, 2023, there were no options exercised by our named officer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 13, 2023, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Shareholder loan

During the year ended March 31, 2023, Mr. Jiang, Libin, the President and a director of the Company, had advanced the Company $243,021 for operating expenses, and received $177,807 from the Company as repayment. These advances have been formalized by non-interest-bearing demand notes.

Director Independence

Our Board of Directors has determined that it does not have a member that is “independent” as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Exchange Act.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2023 and the year ended March 31, 2022 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended March 31, 2023	Year Ended March 31, 2022
Audit fees (1)	$17,000	$14,000
Audit related fees (2)	$-	$1,000
Tax fees (3)	$-	$-
All other fees (4)	$-	$-
Total	$17,000	$15,000

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

Yinfu Gold Corporation
(Registrant)

Date: June 30, 2023	/s/ Jiang, Libin
Jiang, Libin
President, Secretary and Director

Date: June 30, 2023	/s/ Jiang, Libin
Jiang, Libin
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 30, 2023	/s/ Jiang, Libin
Jiang, Libin
President, Secretary and Director

Date: June 30, 2023	/s/ Jiang, Libin
Jiang, Libin
Interim Chief Financial Officer

