Form 10-K/A
period 2023-03-31
Yinfu Gold Corp.
filed 2023-07-17
CIK 1438461

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

As of June 30, 2023, we have 121,983,993 shares of common stock, par value $0.001 per share issued and outstanding.

Yinfu Gold Corporation

Form 10-K/A

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

All references in this Form 10-K/A to the “Company”, “Yinfu”, “we”, “us” or “our” are to Yinfu Gold Corporation.

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

Private placement

On February10, 2023,the Board of Directors of Yinfu Gold Corporation (the Company”), formally confirmed and approved to raise proceeds in cash from non-public issue of common shares. According to the Resolutions, the Company raised proceeds of US$120,000 (with par value of US$0.001 each) and issue 120,000,000 shares (the lock-up period is 1 years) to the targeted subscribers.

February14, 2023, the Company entered into Subscription Agreements for Placement of Shares with the six targeted subscribers pursuant to the above Resolutions. As of the filling date, the Company received the proceeds of $120,000 as working capital.

These common shares became effective from February 22, 2023 as follows.

Issued Common Stocks
Certificate ID	Certificate #	Name	Restriction	Shares
001-285-901	BAL 303	Bo Shaorong	Rule 144	28,400,000
001-285-902	BAL 304	Chen Qiang	Rule 144	59,800,000
001-285-903	BAL 305	Wang Xian	Rule 144	100,000
001-285-904	BAL 306	Liu Leigang	Rule 144	100,000
001-285-905	BAL 307	Sun Ming	Rule 144	100,000
001-285-906	BAL 308	Bai Chengwei	Rule 144	100,000
001-285-907	BAL 309	LAI, Hai Ying	Rule 144	31,400,000
	Total of Shares			120,000,000

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

Holders

As of March 31, 2023, there were 1,730 stockholders of record, and an aggregate of 121,983,993 shares of our common stock were issued and outstanding.

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

Cash Flows

	Year Ended March 31, 2023	Year Ended March 31, 2022
Cash Used in Operating Activities	$(71,382)	$(172,771)
Cash Used in Investing Activities	$-	$-
Cash Provided by Financing Activities	$71,784	$172,981
Effects on changes in foreign exchange rate	$(31)	$15
Net Increase in Cash During the Year	$371	$225

Cash Flows Used in Operating Activities

During the year ended March 31, 2023, the Company had $71,382 in cash used in operating activities which was mainly attributed to loss from operations of $371,084,  a decrease in operating lease liability of $45,967 partially offset by the increase in account payable and accrued liabilities of $317,966, compared to cash used in operating activities of $172,771 during the year ended March 31, 2022. The decrease in cash used for operating activities was due to the decrease in net loss for the year ended March 31, 2023.

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

Cash Flows Provided by Financing Activities

For the year ended March 31, 2023, the Company had $71,784 in cash provided by financing activities which was mainly attributed to proceeds of $120,000 from the non-public shares issuance, borrowing of $24,818 from third party loan, proceeds of $47,680 from short-term related parties loan, and offset by payment of $120,714 to related parties

Financing activities for 2022 mainly referred to the repayment to (proceeds from) related party for operating.

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

Pan-China Singapore PAC(6255)

Chartered Accountants

Singapore

June 30, 2023, except for the effects on the financial statements of the reclassification described in Note 10, as to which the date is July 17, 2023

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

JLKZ CPA LLP.

Flushing, New York

June 29, 2022

We have served as the Company’s auditor since December 2018

Yinfu Gold Corporation
Consolidated Balance Sheets
(Stated in U.S. Dollars)

	March 31,	March 31,
	2023	2022
ASSETS

Current Assets
Cash and cash equivalents	$896	$525
Other receivables	9,426	6,315
Total current Assets	10,322	6,840
Non-current assets
Operating lease right of use asset, net	2,602	6,481
Total non-current assets	2,602	6,481
Total Assets	12,924	13,321

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	231,738	177,395
Short-term loan	24,749	-
Short-term loan - related party	261,932	228,675
Accrued interest - related party	453	480
Operating lease liabilities - current	6,007	26,003
Due to related party	2,095,837	2,025,195
Total Current Liabilities	2,620,716	2,457,748
Total Liabilities	2,620,716	2,457,748

Stockholders' Deficit
Common stock, ($0.001 par value, 3,000,000,000 shares authorized,121,983,993 and 1,983,993 shares issued and outstanding as of March 31, 2023 and 2022 respectively)	121,984	1,984
Additional paid-in capital	7,934	7,934
Accumulated deficit	(2,772,553)	(2,401,469)
Accumulated other comprehensive income/(loss)	34,843	(52,876)
Total Stockholders' Deficit	(2,607,792)	(2,444,427)
Total Liabilities and Stockholders' Deficit	$12,924	$13,321

The accompanying notes are an integral part of these consolidated financial statements

Yinfu Gold Corporation
Consolidated Statements of Income and Comprehensive Income
(Stated in U.S. Dollars)
	For Years Ended March 31,
	2023	2022

Revenue,net	$58,395	-
Total revenue	58,395	-
Cost of revenue	-	-
Gross profit	58,395	-

OPERATING EXPENSES:
General and administrative	369,667	416,283
Professional fees	60,715	56,520
Total operating expenses	430,382	472,803

Net loss from operations	(371,987)	(472,803)

Other Income and (Expense)
Interest income (expense)	3	1
Other income (expense)	900	(418)
Total other income(loss)	903	(417)

Net loss before income taxes	(371,084)	(473,220)

Provision for income taxes	-	-
Net loss	(371,084)	(473,220)

Comprehensive income
Other comprehensive income/(loss)	87,719	(27,901)
Total comprehensive (loss	$(283,365)	(501,121)

Basic and diluted loss per common share	(0.03)	(0.24)

Weighted average number of common shares outstanding - basic and diluted	14,148,377	1,983,993

The accompanying notes are an integral part of these consolidated financial statements

Yinfu Gold Corporation

Consolidated Statement of Changes in Stockholders’ Deficiency

(Stated in U.S. Dollars)

	Common Stock
	Number of shares	Par value	Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive loss	Total

Balance as of March 31,2021	1,983,993	1,984	7,934	(1,928,249)	(24,975)	(1,943,306)
Net loss				(473,220)		(473,220)
Foreign currency translation adjustment					(27,901)	(27,901)
Balance as of March 31,2022	1,983,993	$1,984	$7,934	$(2,401,469)	$(52,876)	$(2,444,427)
Net loss				(371,084)		(371,084)
Private placement of stock	120,000,000	120,000				120,000
Foreign currency translation adjustment					87,719	87,719
Balance as of March 31,2023	121,983,993	121,984	7,934	(2,772,553)	34,843	(2,607,792)

The accompanying footnotes are an integral part of these consolidated financial statements

Yinfu Gold Corporation
Consolidated Statements of Cash Flows
(Stated in U.S. Dollars)

	For Years Ended March 31,
	2023		2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(371,084)		(473,220)
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of right-of-use asset		31,310		74,895
Changes in assets and liabilities:
Other receivables		(3,607)		(4,508)
Accounts payable and accrued liabilities		317,966		304,957
Operating lease liability		(45,967)		(74,895)
Net cash used in operating activities		$(71,382)		$(172,771)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities		$-		$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares private placement		120,000		-
Borrowing from third party loan		24,818		-
Proceeds from short-term loan - related parties		47,680		52,440
Net (payment to)/proceeds from related parties		(120,714)		120,541
Net cash provided by financing activities		$(71,784)		$172,981

Effect on changes in foreign exchange rate		(31)		15
Net increase in cash and cash equivalents		371		225
Cash and cash equivalents, beginning of period		525		300
Cash and cash equivalents, end of period		$896		$525

Supplemental cash flow information
Cash paid for interest	$		$
Cash paid for income taxes	$		$

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

Foreign Currency Translation and Re-measurement

In accordance with ASC 830, “Foreign Currency Matters”, the Company’s foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as other comprehensive income (loss) in stockholders’ equity. Revenue and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred. The Company had foreign currency translations gain of $87,719 and loss of $27,901 for the years ended March 31, 2023 and 2022 respectively.

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

The following table sets forth the computation of basic earnings per share, for the years ended March 31, 2023 and 2022:

	Year Ended March 31,
	2023	2022
Net loss	$(371,084)	$(473,220)

Weighted average number of common shares outstanding - basic and diluted	14,148,377	1,983,993

Basic and diluted net loss per common share	$(0.03)	$(0.24)

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

On February 14, 2023, the Company entered into Subscription Agreements for Placement of Shares with the six targeted subscribers. The Company raised proceeds of US$120,000 with par value of US$0.001 per share, and issue 120,000,000 shares  to the targeted subscribers. These common shares became effective from February 22, 2023

As of March 31, 2023, and 2022, the Company has 121,983,993 and 1,983,993 shares of common stock issued and outstanding.

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

NOTE 9- SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Based on this evaluation, the Company concluded that subsequent to March 31, 2023 but prior to July 17, 2023, the date the financial statements were available to be issued, there was no subsequent event that would require disclosure to or adjustment to the financial statements other than the ones disclosed .

NOTE 10- COMPARATIVES

These comparative figures have been reclassified:

1)	Due to the latest announcement on Form 8k regarding the confirmed and approved to raise proceeds in cash from non public issue of common shares.

	Previously stated	Reclassification	Amended
	$	$	$
2023
Consolidated balance sheets & Consolidated statement of changes in stockholders’ deficiency
Stockholders’ Deficit
Common stock	1,984	120,000	121,984
Accumulated other comprehensive income/(loss)	154,843	(120,000)	34,843

2023
Consolidated statements of Income and Comprehensive income
Comprehensive income
Other comprehensive income/(loss)	207,719	(120,000)	87,719

2023
Consolidated statements of cash flows
Net cash used in operating activities
Other receivables	114,823	(118,430)	(3,607)
Proceed from shares private placement	-	120,000	120,000
Effect on changes in foreign exchange rate	1,539	(1,570)	(31)

2023
Net Loss per share of common stock
Weighted average number of common shares outstanding – basic and diluted	1,983,993	12,164,384	14,148,377
Basic and diluted net loss per common shares	(0.19)	0.16	(0.03)

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

Name and Address of Beneficial Owner(1)	Number of shares	Percentage of total shares

Bo Shaorong No. 33, Group 3, Xinli Village, Zhongxian County, Chongqing, China	98,400,000	80.67%

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

Yinfu Gold Corporation
(Registrant)

Date: July 17, 2023	/s/ Jiang, Libin
Jiang, Libin
President, Secretary and Director

Date: July 17, 2023	/s/ Jiang, Libin
Jiang, Libin
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 17, 2023	/s/ Jiang, Libin
Jiang, Libin
President, Secretary and Director

Date: July 17, 2023	/s/ Jiang, Libin
Jiang, Libin
Interim Chief Financial Officer

