Form 10-Q
period 2023-06-30
Yinfu Gold Corp.
filed 2023-08-10
CIK 1438461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	ELRE	OTC Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 10, 2023, the Company had 121,983,993 shares of common stock outstanding.

YINFU GOLD CORPORATION

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2023

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the period ended June 30, 2023 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

YINFU GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	March 31,
	2023	2023
ASSETS

Current Assets
Cash and cash equivalents	$726	$896
Other receivables	9,265	9,426
Total current Assets	9,991	10,322
Non-current assets
Operating lease right of use asset, net	4,133	2,602
Total non-current assets	4,133	2,602
Total Assets	14,124	12,924

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	242,398	231,738
Short-term loan	23,436	24,749
Short-term loan - related party	253,003	261,932
Accrued interest - related party	438	453
Operating lease liabilities - current	-	6,007
Due to related party	2,068,945	2,095,837
Total Current Liabilities	2,588,220	2,620,716
Non-current liabilities
Operating lease liabilities - noncurrent	4,276	-
Total Non-current Liabilities	4,276	-
Total Liabilities	2,592,496	2,620,716

Stockholders' Deficit
Common stock, ($0.001 par value, 3,000,000,000 shares authorized, 121,983,993 shares issued and outstanding as of June30, 2023 and March 31, 2023)	121,984	121,984
Additional paid-in capital	7,934	7,934
Accumulated deficit	(2,783,233)	(2,772,553)
Accumulated other comprehensive loss	74,943	34,843
Total Stockholders' Deficit	(2,578,372)	(2,607,792)
Total Liabilities and Stockholders' Deficit	$14,124	$12,924

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Yinfu Gold Corporation
Consolidated Statements of Income and Comprehensive Income
(Stated in U.S. Dollars)
	For Three Months Ended June 30,
	2023	2022

Revenue, net	$-	-

OPERATING EXPENSES:
General and administrative	6,003	99,336
Professional fees	5,335	21,070
Total operating expenses	11,338	120,406

Net loss from operations	(11,338)	(120,406)

Other Income and (Expense)
Interest income (expense)	-	1
Other income (expense)	658	832
Total other income(loss)	658	833

Net loss before income taxes	(10,680)	(119,573)

Provision for income taxes	-	-
Net loss	(10,680)	(119,573)

Comprehensive income
Other comprehensive gain	40,100	56,250
Total comprehensive income (loss)	$29,420	(63,323)

Basic and diluted loss per common share	(0.00)	(0.06)

Weighted average number of common shares outstanding - basic and diluted	121,983,993	1,983,993

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

	Common Stock		Additional		Accumulated other
	Number of shares	Par value	paid-in capital	Accumulated Deficit	comprehensive loss	Total

For three months ended June 30, 2022
Balance as of March 31,2022	1,983,518	1,984	7,934	(2,401,469)	(52,876)	(2,444,427)
Net loss				(119,573)		(119,573)
Foreign currency translation adjustment					56,250	56,250
Balance as of June 30,2022	1,983,518	$1,984	$7,934	$(2,521,042)	$3,374	$(2,507,750)

For three months ended June 30, 2023
Balance as of March 31,2023	121,983,993	121,984	7,934	(2,772,553)	34,843	(2,607,792)
Net loss				(10,680)		(10,680)
Foreign currency translation adjustment					40,100	40,100
Balance as of June 30,2023	121,983,993	$121,984	$7,934	$(2,783,233)	$74,943	$(2,578,372)

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Three Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(10,680)	(119,573)
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of right-of-use asset	2,699	14,363
Changes in assets and liabilities:
Other receivables	(351)	(1,232)
Accounts payable and accrued liabilities	18,579	91,319
Operating lease liability	(5,891)	(33,109)
Net cash provided by (used in) operating activities	$4,356	$(48,232)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loan - related parties	2,656	17,567
Net proceeds from related parties	-	31,705
Net cash provided by financing activities	$2,656	$49,272

Effect on changes in foreign exchange rate	(7,182)	(21)
Net increase (decrease) in cash and cash equivalents	(170)	1,019
Cash and cash equivalents, beginning of period	896	525
Cash and cash equivalents, end of period	$726	$1,544

Non-cash investing and financing activities:
Recognized ROU assets through lease liabilities	4,428	48,532

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2023

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

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the firm’s Annual Report on Form 10-K for the year ended March 31, 2023. The condensed consolidated financial information as of June 30, 2023 has been derived from audited consolidated financial statements not included herein. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

These financial statements should be read in conjunction with the audited financial statements as of and for the year ended March 31, 2023, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements as of and for the year ended March 31, 2023.

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

The following diagram illustrates the current group structure:

Yinfu Gold Corporation incorporated in Wyoming, USA on September 1, 2005

100%

Yinfu Group International Holdings Limited (“HK”) incorporated in Hong Kong on September 20, 2016

100%

Yinfu International Holdings Limited (“WOFE”) incorporated in Shenzhen PRC on December 14, 2016

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

Reclassification of prior year presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or balance sheets. An reclassification has been made to the Consolidated Statement of Cash Flows for the three months ended June 30, 2022 to reclassify wage payable to related party of $67,218 to accounts payable and accrued liabilities.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

Foreign Currency Translation and Re-measurement

In accordance with ASC 830, “Foreign Currency Matters”, the Company’s foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as other comprehensive income (loss) in stockholders’ equity. Revenue and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred. The Company had foreign currency translations gain of $40,100 and $56,250 for the three months ended June 30, 2023 and 2022 respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2023. The carrying values of our financial instruments, including, cash and cash equivalents; accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

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

Income Taxes, Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at June 30, 2023 and March 31, 2023.

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

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

The following table sets forth the computation of basic earnings (loss) per share, for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
Net loss	$(10,680)	$(119,573)
Weighted average common shares outstanding (basic and diluted)	121,983,993	121,983,993
Net loss per common share, basic and diluted	$(0.00)	$(0.06)

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, as well as other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of June 30, 2023 and March 31, 2023.

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

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred. No advertising costs were incurred for the three months ended June 30, 2023 and 2022 respectively.

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

As of June 30, 2023, the Company had an accumulated deficit of $2,783,233, and net loss of $10,680 and net cash provided by operations of $4,356 for the three months ended June 30, 2023. Losses have principally occurred as a result of the substantial resources required for the operating of the two new wholly owned subsidiaries. These factors raise substantial doubt about its ability to continue as a going concern.

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

On February 14, 2023, the Company entered into Subscription Agreements for Placement of Shares with the six targeted subscribers. The Company raised proceeds of US$120,000 with par value of US$0.001 per share, and issue 120,000,000 shares  to the targeted subscribers. These common shares became effective from February 22, 2023

As of June 30, 2023 and March 31, 2023, the Company has 121,983,993 shares of common stock issued and outstanding.

NOTE 5 – SHORT-TERM LOAN – RELARED PARTIES

Short-term loan of $253,003 consists of two notes from Ms. Wu Fengqun, related party of the Company, in the amount of $115,069 (RMB834,673), annual fixed interest of $100, maturity date of April 11, 2020; and in the amount of $43,941 (HKD344,345), annual fixed interest of $50, maturity date of April 11, 2020. These two notes were extended to mature on March 31, 2024 without interest.

Short-term loans of $93,993 (RMB681,800) consists of loans from Mr. Huang Jing, related party of the Company and a legal representative of the Company’s subsidiary Yinfu International Holdings Limited Huizhou Branch. The loan matures on March 31, 2024 without interest.

As of June 30, 2023 and March 31, 2023, accrual interest – related party was $438 and $453 respectively.

As of June 30, 2023 and March 31, 2023, short-term loan – related parties outstanding was $253,003 and $261,932 respectively.

NOTE 6 – LEASES

The Company has a lease agreement for its office space. The current lease agreement was signed to cover the lease for the period from May 1, 2020 to April 30, 2023. On April 25, 2023, the Company renewed the lease for the period from May 1, 2023 to April 30, 2028.

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

Operating lease expenses were $2,699 and $14,580 for the three months ended June 30, 2023 and 2022, respectively.

The future minimum lease payment schedule as follows:

For the year ended March 31,	Amount
2024	$-
2025	1,946
2026	1,227
2027	691
2028	389
2029	23
Thereafter	-
Total lease payment at Present Value	$4,276

NOTE 7 - RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2023, Mr. Jiang, Libin, the President and a director of the Company, advanced the Company $0 for operating expenses, received $19,134 from the Company as repayments. These advances are due on demand, non-interest bearing, and unsecured unless further disclosed.

During the three months ended June 30, 2022, Mr. Jiang, Libin, the President and a director of the Company, advanced the Company $59,088 for operating expenses, received $57,432 from the Company as repayments. These advances are due on demand, non-interest bearing, and unsecured unless further disclosed.

Mr. Jiang, Libin is entitled to extra monthly salary of $20,000 from January 2021 to March 2023. As of June, 30, 2023 and March 31,2023, the accrued salary payable was $550,553 and $551,144 respectively.

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

As of June 30, 2023, the accrued salary payable to Mr. Jiang Libin and Mr. Huang Jing were $550,553 and $12,860 respectively.

As of June 30, 2023 and March 31, 2023, the Company owed $1,505,532 and $1,531,695 to Mr. Jiang, Libin respectively.

The amounts due to related parties are no fixed terms of payment, non-interest bearing, and unsecured.

Due to related parties was summarized as follows.

	June 30, 2023	March 31, 2023
Salary payable to Mr. Jiang, Libin	$550,553	$551,144
Salary payable to Mr. Huang Jing	12,860	12,998
Borrowing from Mr. Jiang, Libin	1,505,532	1,531,695
	$2,068,945	$2,095,837

NOTE 8 - SUBSEQUENT EVENTS

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

Results of Operations

Three Months Ended June 30, 2023 and 2022

	Three months ended June 30, 2023	Three months ended June 30, 2022	Fluctuation	%

Revenue	$-	$-	$-	N/A
Operating Expenses:
General and administrative	6,003	99,336	(93,333)	-94%
Professional fees	5,335	21,070	(15,735)	-75%
Total Operating Expenses	11,338	120,406	(109,068)	-91%
Net loss from Operations	(11,338)	(120,406)	109,068	-91%
Net loss	$(10,680)	$(119,573)	$108,893	-91%

Revenues

The Company has generated no revenues during the three months ended June 30, 2023 and 2022.

Operating expenses

For the three months ended June 30, 2023, total operating expenses were $11,338, which consisted general and administrative fees and professional fees. For the three months ended June 30, 2022, total operating expenses were $120,406, which consisted general and administrative fees and professional fees. The general and administrative expense mainly consist of employees’ salary. The decrease in operating expense was due to the decrease in professional fees and the significant decrease in accrued management salary for the three months ended June 30, 2023.

The following table provides selected financial data about our company as of June 30, 2023 and March 31, 2023.

	June 30, 2023	March 31, 2023
Cash	$726	$896
Total Assets	$14,124	$12,924
Total Liabilities	$2,592,496	$2,620,716
Stockholders’ Equity (Deficit)	$(2,578,372)	$(2,607,792)

As of June 30, 2023, the Company’s cash balance was $726 compared to $896 as of March 31, 2023, and our total assets as of June 30, 2023, were $14,124 compared with $12,924 as of March 31, 2023. The decrease in cash was immaterial and increase in total assets was mainly due to the increase in operating lease right of use asset, net.

As of June 30, 2023, the Company had total liabilities of $2,592,496 compared with total liabilities of $2,620,716 as of March 31, 2023. The fluctuation of total liabilities was immaterial.

Liquidity and Capital Resources

Working Capital

	June 30, 2023	March 31, 2023
Current Assets	$9,991	$10,322
Current Liabilities	$2,588,220	$2,620,716
Working Capital Deficiency	$(2,578,229)	$(2,610,394)

As of June 30, 2023, the Company had a working capital deficiency of $2,578,229, compared with working capital deficiency of $2,610,394 as of March 31, 2023. The slight decrease in working capital deficiency was primarily attributed to the decrease in current liabilities due to the decrease of advance from the President and one individual creditor for operating expenses.

Cash Flows

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Cash Flows Provided by (Used in) Operating Activities	$4,356	$(48,232)
Cash Flows Provided by Investing Activities	$-	$-
Cash Flows Provided by Financing Activities	$2,656	$49,272
Effects on change in foreign exchange rate	$(7,182)	$(21)
Net increase (decrease) in Cash During Period	$(170)	$1,019

Cash Flows Used in Operating Activities

During the three months ended June 30, 2023, the Company had $4,356 in cash provided by operating activities, which was mainly attributed from the increase of $18,579 in account payable and accrued liabilities, the amortization of $2,699 in right-of-use asset, and offset by net loss of $10,680, the decrease of $5,891 in operating lease liability, the increase of $351 in other receivable.

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

Cash Flows Provided by Investing Activities

During the three months ended June 30, 2023 and 2022, the Company used no cash in investing activities.

Cash Flows Provided by Financing Activities

During the three months ended June 30, 2023, the related party have advanced the Company $2,656 for operating expenses.

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

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

As of June 30, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with their review of our financial statements as of June 30, 2023.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

No stock was sold during the three months ended June 30, 2023.

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

Yinfu Gold Corporation
(Registrant)

Dated: August 10, 2023	/s/ Jiang, Libin
Jiang, Libin
Chief Executive Officer

