Form 10-Q
period 2023-09-30
Yinfu Gold Corp.
filed 2023-11-13
CIK 1438461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 14, 2023, the Company had 121,983,993 shares of common stock outstanding.

YINFU GOLD CORPORATION

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2023

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the period ended September 30, 2023 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

YINFU GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2023	2023
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$457	$896
Other receivables	9,528	9,426
Total current Assets	9,985	10,322
Non-current assets
Operating lease right of use asset, net	3,908	2,602
Total non-current assets	3,908	2,602
Total Assets	13,893	12,924

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	251,989	231,738
Short-term loan	23,366	24,749
Short-term loan - related party	254,757	261,932
Accrued interest - related party	437	453
Operating lease liabilities - current	-	6,007
Due to related party	2,069,702	2,095,837
Total Current Liabilities	2,600,251	2,620,716
Non-current liabilities
Operating lease liabilities - noncurrent	4,263	-
Total Non-current Liabilities	4,263	-
Total Liabilities	2,604,514	2,620,716

Stockholders' Deficit
Common stock, ($0.001 par value, 3,000,000,000 shares authorized, 121,983,993 shares issued and outstanding as of September 30, 2023 and March 31, 2023)	121,984	121,984
Additional paid-in capital	7,934	7,934
Accumulated deficit	(2,805,012)	(2,772,553)
Accumulated other comprehensive loss	84,473	34,843
Total Stockholders' Deficit	(2,590,621)	(2,607,792)
Total Liabilities and Stockholders' Deficit	$13,893	$12,924

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months Ended September 30,		For Six Months Ended September 30,
	2023	2022	2023	2022

Revenue,net	$-	-	-	-

OPERATING EXPENSES:
General and administrative	16,288	96,310	22,291	195,646
Professional fees	5,480	16,395	10,815	37,465
Total operating expenses	21,768	112,705	33,106	233,111

Net loss from operations	(21,768)	(112,705)	(33,106)	(233,111)

Other Income and (Expense)
Interest income (expense)	-	1	-	2
Other income (expense)	(11)	154	647	986
Total other income(loss)	(11)	155	647	988

Net income (loss) before income taxes	(21,779)	(112,550)	(32,459)	(232,123)

Provision for income taxes	-	-	-	-
Net loss	(21,779)	(112,550)	(32,459)	(232,123)

Comprehensive income
Other comprehensive gain	9,530	60,049	49,630	116,299
Total comprehensive loss	$(12,249)	(52,501)	17,171	(115,824)

Basic and diluted loss per common share	(0.00)	(0.06)	0.00	(0.12)

Weighted average number of common shares outstanding - basic and diluted	121,983,993	1,983,993	121,983,993	1,983,993

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

	Common Stock		Additional		Accumulated other
	Number of shares	Par value	paid-in capital	Accumulated Deficit	comprehensive loss	Total

For six months ended September 30, 2022
Balance as of March 31,2022	1,983,518	1,984	7,934	(2,401,469)	(52,876)	(2,444,427)
Net loss				(232,123)		(232,123)
Foreign currency translation adjustment					116,299	116,299
Balance as of September 30,2022	1,983,518	$1,984	$7,934	$(2,633,592)	$63,423	$(2,560,251)

For six months ended September 30, 2023
Balance as of March 31,2023	121,983,993	121,984	7,934	(2,772,553)	34,843	(2,607,792)
Net loss				(32,459)		(32,459)
Foreign currency translation adjustment					49,630	49,630
Balance as of September 30,2023	121,983,993	$121,984	$7,934	$(2,805,012)	$84,473	$(2,590,621)

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Six Months Ended September 30,
	2023		2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(32,459)		(232,123)
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of right-of-use asset		2,873		25,564
Changes in assets and liabilities:
Other receivables		(642)		(2,124)
Accounts payable and accrued liabilities		28,506		162,629
Operating lease liability		(5,796)		(43,799)
Net cash provided by (used in) operating activities		$(7,518)		$(89,853)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities		$-		$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loan - related parties		5,014		35,738
Net proceeds from related parties		2,075		55,739
Net cash provided by financing activities		$7,089		$91,477

Effect on changes in foreign exchange rate		(10)		(41)
Net increase (decrease) in cash and cash equivalents		(439)		1,583
Cash and cash equivalents, beginning of period		896		525
Cash and cash equivalents, end of period		$457		$2,108

Non-cash investing and financing activities:
Recognized ROU assets through lease liabilities		4,356		47,210

Supplemental cash flow information
Cash paid for interest	$		$
Cash paid for income taxes	$		$

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2023

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

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the firm’s Annual Report on Form 10-K for the year ended March 31, 2023. The condensed consolidated financial information as of September 30, 2023 has been derived from audited consolidated financial statements not included herein. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

Reclassification of prior year presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or balance sheets. An reclassification has been made to the Consolidated Statement of Cash Flows for the six months ended September 30, 2022 to reclassify wage payable to related party of $125,023 to accounts payable and accrued liabilities.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

Foreign Currency Translation and Re-measurement

In accordance with ASC 830, “Foreign Currency Matters”, the Company’s foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as other comprehensive income (loss) in stockholders’ equity. Revenue and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred. The Company had foreign currency translations gain of $49,630 and $116,299 for the six months ended September 30, 2023 and 2022 respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2023. The carrying values of our financial instruments, including, cash and cash equivalents; accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

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

Income Taxes, Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at September 30, 2023 and March 31, 2023.

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

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

The following table sets forth the computation of basic earnings (loss) per share, for the six months ended September 30, 2023 and 2022:

	Six Months Ended September 30,
	2023	2022
Net loss	$(32,459)	$(232,123)
Weighted average common shares outstanding (basic and diluted)	121,983,993	1,983,993
Net loss per common share, basic and diluted	$(0.00)	$(0.12)

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, as well as other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of September 30, 2023 and March 31, 2023.

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

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred. No advertising costs were incurred for the six months ended September 30, 2023 and 2022 respectively.

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

As of September 30, 2023, the Company had an accumulated deficit of $2,805,012, and net loss of $32,459 and net cash used in operations of $7,518 for the six months ended September 30, 2023. Losses have principally occurred as a result of the substantial resources required for the operating of the two new wholly owned subsidiaries. These factors raise substantial doubt about its ability to continue as a going concern.

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

On February 14, 2023, the Company entered into Subscription Agreements for Placement of Shares with the six targeted subscribers. The Company raised proceeds of US$120,000 with par value of US$0.001 per share, and issue 120,000,000 shares  to the targeted subscribers. These common shares became effective from February 22, 2023

As of September 30, 2023 and March 31, 2023, the Company has 121,983,993 shares of common stock issued and outstanding.

NOTE 5 – SHORT-TERM LOAN – RELARED PARTIES

Short-term loan of $158,695 consists of two notes from Ms. Wu Fengqun, related party of the Company, in the amount of $114,724 (RMB834,673), annual fixed interest of $100, maturity date of April 11, 2020; and in the amount of $43,971 (HKD344,345), annual fixed interest of $50, maturity date of April 11, 2020. These two notes were extended to mature on March 31, 2024 without interest.

Short-term loans of $96,062 (RMB698,900) consists of loans from Mr. Huang Jing, related party of the Company and a legal representative of the Company’s subsidiary Yinfu International Holdings Limited Huizhou Branch. The loan matures on March 31, 2024 without interest.

As of September 30, 2023 and March 31, 2023, accrual interest – related party was $437 and $453 respectively.

As of September 30, 2023 and March 31, 2023, short-term loan – related parties outstanding was $254,757 and $261,932 respectively.

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

Operating lease expenses were $2,873 and $25,564 for the six months ended September 30, 2023 and 2022, respectively.

The future minimum lease payment schedule as follows:

For the year ended March 31,	Amount
2024	$-
2025	1,940
2026	1,223
2027	689
2028	388
2029	23
Thereafter	-
Total lease payment at Present Value	$4,263

NOTE 7 - RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2023, Mr. Jiang, Libin, the President and a director of the Company, advanced the Company $2,075 for operating expenses, received $0 from the Company as repayments. These advances are due on demand, non-interest bearing, and unsecured unless further disclosed.

During the six months ended September 30, 2022, Mr. Jiang, Libin, the President and a director of the Company, advanced the Company $55,739 for operating expenses, received $0 from the Company as repayments. These advances are due on demand, non-interest bearing, and unsecured unless further disclosed.

Mr. Jiang, Libin is entitled to extra monthly salary of $20,000 from January 2021 to March 2023. As of September, 30, 2023 and March 31,2023, the accrued salary payable was $550,597 and $551,144 respectively.

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

As of September 30, 2023, the accrued salary payable to Mr. Jiang Libin and Mr. Huang Jing were $550,597 and $12,821 respectively.

As of September 30, 2023 and March 31, 2023, the Company owed $1,506,284 and $1,531,695 to Mr. Jiang, Libin respectively.

The amounts due to related parties are no fixed terms of payment, non-interest bearing, and unsecured.

Due to related parties was summarized as follows.

	September 30, 2023	March 31, 2023
Salary payable to Mr. Jiang, Libin	$550,597	$551,144
Salary payable to Mr. Huang Jing	12,821	12,998
Borrowing from Mr. Jiang, Libin	1,506,284	1,531,695
	$2,069,702	$2,095,837

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

Results of Operations

Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Variance	%
Revenue	$-	$-
Operating Expenses:
General and administrative	16,288	96,310	(80,022)	-83%
Professional fees	5,480	16,395	-10,915	-67%
Total Operating Expenses	21,768	112,705	-90,937	-81%
Loss from Operations	$(21,768)	$(112,705)	90,937	-81%
Net loss	(21,779)	(112,550)	90,771	-81%

Revenues

The Company has generated no revenues during the three months ended September 30, 2023 and 2022.

Operating expenses

For the three months ended September 30, 2023, total operating expenses were $21,768, which consisted general and administrative fees and professional fees. For the three months ended September 30, 2022, total operating expenses were $112,705, which consisted general and administrative fees and professional fees. The general and administrative expense mainly consist of employees’ salary. The decrease in operating expense was due to the decrease in professional fees and the significant decrease in accrued management salary for the three months ended September 30, 2023.

Six Months Ended September 30, 2023 and 2022

	Six Months Ended September 30, 2023	Six Months Ended September 30, 2022	Variance	%
Revenue	$-	$-
Operating Expenses:
General and administrative	22,291	195,646	(173,355)	-89%
Professional fees	10,815	37,465	-26,650	-71%
Total Operating Expenses	33,106	233,111	-200,005	-86%
Loss from Operations	$(33,106)	$(233,111)	200,005	-86%
Net loss	(32,459)	(232,123)	199,664	-86%

Revenues

The Company has generated no revenues during the six months ended September 30, 2023 and 2022.

Operating expenses

For the six months ended September 30, 2023, total operating expenses were $33,106, which consisted general and administrative fees and professional fees. For the six months ended September 30, 2022, total operating expenses were $233,111, which consisted general and administrative fees and professional fees. The general and administrative expense mainly consist of employees’ salary. The decrease in operating expense was due to the decrease in professional fees and the significant decrease in accrued management salary for the six months ended September 30, 2023.

The following table provides selected financial data about our company as of September 30, 2023 and March 31, 2023.

	September 30, 2023	March 31, 2023
Cash	$457	$896
Total Assets	$13,893	$12,924
Total Liabilities	$2,604,514	$2,620,716
Stockholders’ Equity (Deficit)	$(2,590,621)	$(2,607,792)

As of September 30, 2023, the Company’s cash balance was $457 compared to $896 as of March 31, 2023, and our total assets as of September 30, 2023, were $13,893 compared with $12,924 as of March 31, 2023. The decrease in cash was immaterial and increase in total assets was mainly due to the increase in operating lease right of use asset, net.

As of September 30, 2023, the Company had total liabilities of $2,604,514 compared with total liabilities of $2,620,716 as of March 31, 2023. The fluctuation of total liabilities was immaterial.

Liquidity and Capital Resources

Working Capital

	September 30, 2023	March 31, 2023
Current Assets	$9,985	$10,322
Current Liabilities	$2,600,251	$2,620,716
Working Capital Deficiency	$(2,590,266)	$(2,610,394)

As of September 30, 2023, the Company had a working capital deficiency of $2,590,266, compared with working capital deficiency of $2,610,394 as of March 31, 2023. The slight decrease in working capital deficiency was primarily attributed to the decrease in current liabilities due to the decrease of advance from the President and one individual creditor for operating expenses.

Cash Flows

	Six Months Ended September 30, 2023	Six Months Ended September 30, 2022
Cash Flows Used in Operating Activities	$(7,518)	$(89,853)
Cash Flows Provided by Investing Activities	$-	$-
Cash Flows Provided by Financing Activities	$7,089	$91,477
Effects on change in foreign exchange rate	$(10)	$(41)
Net increase (decrease) in Cash During Period	$(439)	$1,583

Cash Flows Used in Operating Activities

During the six months ended September 30, 2023, the Company had $7,518 in cash used in operating activities, which was mainly attributed from the net loss of $32,459, the decrease of $5,796 in operating lease liability, the increase of $642 in other receivable, and offset by amortization of right-of-use asset of $2,873, the increase of $28,506 in accounts payable and accrued liabilities.

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

Cash Flows Provided by Investing Activities

During the six months ended September 30, 2023 and 2022, the Company used no cash in investing activities.

Cash Flows Provided by Financing Activities

During the six months ended September 30, 2023, the related party have advanced the Company $7,089 for operating expenses.

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

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

As of September 30, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with their review of our financial statements as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the six months ended September 30, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

No stock was sold during the six months ended September 30, 2023.

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

Yinfu Gold Corporation
(Registrant)

Dated: November 13, 2023	/s/ Jiang, Libin
Jiang, Libin
Chief Executive Officer

