Form 10-Q
period 2023-12-31
Yinfu Gold Corp.
filed 2024-02-14
CIK 1438461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 14, 2024, the Company had 121,983,993 shares of common stock outstanding.

YINFU GOLD CORPORATION

Quarterly Report on Form 10-Q

For the Period Ended December 31, 2023

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the period ended December 31, 2023 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2023	2023
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$284	$896
Other receivables	10,036	9,426
Total current Assets	10,320	10,322
Non-current assets
Operating lease right of use asset, net - noncurrent	3,787	2,602
Total non-current assets	3,787	2,602
Total Assets	14,107	12,924

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	257,796	231,738
Short-term loan	23,953	24,749
Short-term loan - related party	262,085	261,932
Accrued interest - related party	444	453
Operating lease liabilities - current	1,545	6,007
Due to related party	2,088,551	2,095,837
Total Current Liabilities	2,634,374	2,620,716
Non-current liabilities
Operating lease liabilities - noncurrent	2,825	-
Total Non-current Liabilities	2,825	-
Total Liabilities	2,637,199	2,620,716

Stockholders' Deficit
Common stock, ($0.001 par value, 3,000,000,000 shares authorized, 121,983,993 shares issued and outstanding as of December 31, 2023 and March 31, 2023)	121,984	121,984
Additional paid-in capital	7,934	7,934
Accumulated deficit	(2,814,745)	(2,772,553)
Accumulated other comprehensive loss	61,735	34,843
Total Stockholders' Deficit	(2,623,092)	(2,607,792)
Total Liabilities and Stockholders' Deficit	$14,107	$12,924

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months Ended December 31,		For Nine Months Ended December 31,
	2023	2022	2023	2022

Revenue, net	$-	-	-	-

OPERATING EXPENSES:
General and administrative	10,345	103,579	32,636	299,225
Professional fees	7,779	6,924	18,594	44,389
Total operating expenses	18,124	110,503	51,230	343,614

Net loss from operations	(18,124)	(110,503)	(51,230)	(343,614)

Other Income and (Expense)
Interest income (expense)	-	-	-	2
Other income (expense)	8,391	(9)	9,038	977
Total other income(loss)	8,391	(9)	9,038	979

Net loss before income taxes	(9,733)	(110,512)	(42,192)	(342,635)

Provision for income taxes	-	-	-	-
Net loss	(9,733)	(110,512)	(42,192)	(342,635)

Comprehensive income
Other comprehensive gain	(22,738)	(31,312)	26,892	84,987
Total comprehensive loss	$(32,471)	(141,824)	(15,300)	(257,648)

Basic and diluted loss per common share	(0.00)	(0.06)	(0.00)	(0.17)

Weighted average number of common shares outstanding - basic and diluted	121,983,993	1,983,993	121,983,993	1,983,993

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock				Accumulated
	Number of shares	Par value	Additional paid-in capital	Accumulated Deficit	other comprehensive loss	Total

For nine months ended December 31, 2022
Balance as of March 31,2022	1,983,518	1,984	7,934	(2,401,469)	(52,876)	(2,444,427)
Net loss				(342,635)		(342,635)
Foreign currency translation adjustment					84,987	84,987
Balance as of December 31,2022	1,983,518	$1,984	$7,934	$(2,744,104)	$32,111	$(2,702,075)

For nine months ended December 31, 2023
Balance as of March 31,2023	121,983,993	121,984	7,934	(2,772,553)	34,843	(2,607,792)
Net loss				(42,192)		(42,192)
Foreign currency translation adjustment					26,892	26,892
Balance as of December 31,2023	121,983,993	$121,984	$7,934	$(2,814,745)	$61,735	$(2,623,092)

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Nine Months Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(42,192)	(342,635)
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of right-of-use asset	4,917	25,325
Changes in operating assets and liabilities:
Other receivables	(906)	(3,148)
Accounts payable and accrued liabilities	22,449	78,884
Wage payable to related party	560	184,976
Advance from related party	60,292	-
Operating lease liability	-	(30,108)
Net cash provided by (used in) operating activities	$45,120	$(86,706)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loan - related parties	6,883	39,125
Net (payment to)/proceeds from related parties	(52,567)	60,925
Net cash (used in)/provided by financing activities	$(45,684)	$100,050

Effect on changes in foreign exchange rate	(48)	(13,309)
Net increase (decrease) in cash and cash equivalents	(612)	35
Cash and cash equivalents, beginning of period	896	525
Cash and cash equivalents, end of period	$284	$560

Non-cash investing and financing activities:
Recognized ROU assets through lease liabilities	4,339	13,282

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION

Notes to the Condensed Consolidated Financial Statements

December 31, 2023

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

On February 10, 2023, the Board of Directors of the Company, formally confirmed and approved to raise proceeds in cash from non-public issue of common shares. According to the Resolutions, the Company raised proceeds of US$120,000, with par value of US$0.001 each, and issue 120,000,000 shares (the lock-up period is 1 years) to the targeted subscribers.

On February 14, 2023, the Company entered into Subscription Agreements for Placement of Shares with the seven targeted subscribers pursuant to the above Resolutions. As of the filling date, the Company received the proceeds of $120,000 as working capital. These common shares became effective from February 22, 2023.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Accounting Policies

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

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the firm’s Annual Report on Form 10-K for the year ended March 31, 2023. The condensed consolidated financial information as of December 31, 2023 has been derived from audited consolidated financial statements not included herein. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

Foreign Currency Translation and Re-measurement

In accordance with ASC 830, “Foreign Currency Matters”, the Company’s foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as other comprehensive income (loss) in stockholders’ equity. Revenue and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred. The Company had foreign currency translations gain of $26,892 and $84,987 for the nine months ended December 31, 2023 and 2022 respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2023. The carrying values of our financial instruments, including, cash and cash equivalents; accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

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

Income Taxes, Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at December 31, 2023 and March 31, 2023.

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

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

The following table sets forth the computation of basic earnings (loss) per share, for the nine months ended December 31, 2023 and 2022:

	Nine Months Ended December 31,
	2023	2022
Net loss	$(42,192)	$(342,635)
Weighted average common shares outstanding (basic and diluted)	121,983,993	1,983,993
Net loss per common share, basic and diluted	$(0.00)	$(0.17)

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, as well as other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of December 31, 2023 and March 31, 2023.

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

As of December 31, 2023, the Company had an accumulated deficit of $2,814,745, and net loss of $42,192 for the nine months ended December 31, 2023. Losses have principally occurred as a result of the substantial resources required for the operating of the two  wholly owned subsidiaries. These factors raise substantial doubt about its ability to continue as a going concern.

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

On February 14, 2023, the Company entered into Subscription Agreements for Placement of Shares with the six targeted subscribers. The Company raised proceeds of US$120,000 with par value of US$0.001 per share, and issue 120,000,000 shares  to the targeted subscribers. These common shares became effective from February 22, 2023

As of December 31, 2023 and March 31, 2023, the Company has 121,983,993 shares of common stock issued and outstanding.

NOTE 5 – SHORT-TERM LOAN – RELARED PARTIES

Short-term loan of $262,085 consists of two loans from Ms. Wu Fengqun and one loan from Mr Huang Jing.

 The two loans from Ms. Wu Fengqun, the major shareholder of the Company, are $161,706 in total, which consists of loan in the amount of $117,608 (RMB834,673), annual fixed interest of $100, maturity date of April 11, 2020; and loan in the amount of $44,098 (HKD344,345), annual fixed interest of $50, maturity date of April 11, 2020. These two loans were extended to mature on March 31, 2024 without interest.

Short-term loan of $100,379 (RMB712,400) refers to the loan from Mr. Huang Jing, related party of the Company and a legal representative of the Company’s subsidiary Yinfu International Holdings Limited Huizhou Branch. The loan matures on March 31, 2024 without interest.

As of December 31, 2023 and March 31, 2023, accrual interest – related party was $444 and $453 respectively.

As of December 31, 2023 and March 31, 2023, short-term loan – related parties outstanding was $262,085 and $261,932 respectively.

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

Operating lease expenses were $4,917 and $25,325 for the nine months ended December 31, 2023 and 2022, respectively.

The future minimum lease payment schedule as follows:

For the year ended December 31,	Amount
2024	$1,545
2025	1,447
2026	815
2027	459
2028	104
Thereafter	-
Total lease payment at Present Value	$4,370

NOTE 7 - RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2023, Mr. Jiang, Libin, the President and a director of the Company, advanced the Company $2,075(2022:0) for operating expenses, received $0(2022:$14,115) from the Company as repayments. These advances are due on demand, non-interest bearing, and unsecured unless further disclosed.

Mr. Jiang, Libin is entitled to extra monthly salary of $20,000 from January 2021 to March 2023. As of December, 31, 2023 and March 31,2023, the accrued salary payable was $550,863 and $551,144 respectively.

On December 18, 2019, the Company signed a Letter of intent for Equity Acquisition (the “LOI Agreement”) as part of a joint venture plan between the Company and Ji’an Chengpin Mining Co., Ltd, a unrelated third-party company. The Company received $128,221 (RMB 910,000) from the acquiree as earnest money deposit to secure the transfer of Mr. Jiang Libin’ shares as part of the LOI Agreement. On July 24, 2020, the LOI Agreement was terminated by all parties and the earnest money deposit of $128,221 (RMB 910,000) was not required to be returned to the acquiree according pursuant to the Termination Agreement. As a result, the earnest money deposit was classified as amount payable to Mr. Jiang. The amounts are due on demand, non-interest bearing, and unsecured.

On October 1, 2023, the Company entered an lease agreement with Yinfu Guohui Sports Development Co., Ltd(Yinfu Guohui), a related company controlled by Mr. Jiang Libin, leasing part of the Company’s office space with rent of $2,818 (RMB20,000) per month from October 1, 2023 to September 30, 2025. Rental income of $8,393 for the current quarter was included in other income.

The amounts due to related parties are no fixed terms of payment, non-interest bearing, and unsecured.

Due to related parties was summarized as follows.

	December 31, 2023	March 31, 2023
Salary payable to Mr. Jiang, Libin	$550,863	$551,144
Salary payable to Mr. Huang Jing	13,143	12,998
Borrowing from Mr. Jiang, Libin	1,463,816	1,531,695
Advance received from Yinfu Guohui	59,179	-
Deposit received from Yinfu Guohui	1,550	-
	$2,088,551	$2,095,837

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

Results of Operations

Three Months Ended December 31, 2023 and 2022

	Three months ended December 31, 2023	Three months ended December 31, 2022	Fluctuation	%

Revenue	$-	$-	$-	N/A
Operating Expenses:
General and administrative	10,345	103,579	(93,234)	-90%
Professional fees	7,779	6,924	855	12%
Total Operating Expenses	18,124	110,503	(92,379)	-84%
Net loss from Operations	(18,124)	(110,503)	92,379	-84%
Other income (expense)	8,391	(9)	8,400	-93333%
Net loss	$(9,733)	$(110,512)	$100,779	-91%

Revenues

The Company has generated no revenues during the three months ended December 31, 2023 and 2022.

Operating expenses

For the three months ended December 31, 2023, total operating expenses were $18,124, which consisted general and administrative fees and professional fees. For the three months ended December 31, 2022, total operating expenses were $110,503, which consisted general and administrative fees and professional fees. The general and administrative expense mainly consist of employees’ salary. The decrease in operating expense was due to the decrease in accrued management salary for the three months ended December 31, 2023.

Other income (expense)

Other income(expense) of $8,391 mainly included rental income of $8,393 for the quarter ended December 31, 2023. On October 1, 2023, the Company entered an lease agreement with Yinfu Guohui Sports Development Co., Ltd(Yinfu Guohui), a related company controlled by Mr. Jiang Libin, leasing part of the Company’s office space with rent of $2,818 (RMB20,000) per month from October 1, 2023 to September 30, 2025.

Nine Months Ended December 31, 2023 and 2022

	Nine months ended December 31, 2023	Nine months ended December 31, 2022	Fluctuation	%

Revenue	$-	$-	$-	N/A
Operating Expenses:
General and administrative	32,636	299,225	(266,589)	-89%
Professional fees	18,594	44,389	(25,795)	-58%
Total Operating Expenses	51,230	343,614	(292,384)	-85%
Net loss from Operations	(51,230)	(343,614)	292,384	-85%
Interest income (expense)	-	2	N/A	N/A
Other income (expense)	9,038	977	8,061	825%
Net loss	$(42,192)	$(342,635)	$300,443	-88%

Revenues

The Company has generated no revenues during the nine months ended December 31, 2023 and 2022.

Operating expenses

For the nine months ended December 31, 2023, total operating expenses were $51,230, which consisted general and administrative fees and professional fees. For the nine months ended December 31, 2022, total operating expenses were $343,614, which consisted general and administrative fees and professional fees. The general and administrative expense mainly consist of employees’ salary. The decrease in operating expense was due to the decrease in professional fees and the significant decrease in accrued management salary for the nine months ended December 31, 2023.

Other income (expense)

Other income(expense) of $9,038 mainly included rental income of $8,393 for the quarter ended December 31, 2023. On October 1, 2023, the Company entered an lease agreement with Yinfu Guohui Sports Development Co., Ltd(Yinfu Guohui), a related company controlled by Mr. Jiang Libin, leasing part of the Company’s office space with rent of $2,818 (RMB20,000) per month from October 1, 2023 to September 30, 2025.

The following table provides selected financial data about our company as of December 31, 2023 and March 31, 2023.

	December 31, 2023	March 31, 2023
Cash	$284	$896
Total Assets	$14,107	$12,924
Total Liabilities	$2,637,199	$2,620,716
Stockholders’ Equity (Deficit)	$(2,623,092)	$(2,607,792)

As of December 31, 2023, the Company’s cash balance was $284 compared to $896 as of March 31, 2023, and our total assets as of December 31, 2023, were $14,107 compared with $12,924 as of March 31, 2023. The decrease in cash was immaterial and increase in total assets was mainly due to the increase in operating lease right of use asset, net.and increase in other receivable.

As of December 31, 2023, the Company had total liabilities of $2,637,199 compared with total liabilities of $2,620,716 as of March 31, 2023. The fluctuation of total liabilities was immaterial.

Liquidity and Capital Resources

Working Capital

	December 31, 2023	March 31, 2023
Current Assets	$10,320	$10,322
Current Liabilities	$2,634,374	$2,620,716
Working Capital Deficiency	$(2,624,054)	$(2,610,394)

As of December 31, 2023, the Company had a working capital deficiency of $2,624,054, compared with working capital deficiency of $2,610,394 as of March 31, 2023. The slight increase in working capital deficiency was primarily attributed to the increase in current liabilities due to the increase of accounts payable and accrued liabilities

Cash Flows

	Nine Months Ended December 31, 2023	Nine Months Ended December 31, 2022
Cash Flows Provided by/(used in) Operating Activities	$45,120	$(86,706)
Cash Flows Provided by Investing Activities	$-	$-
Cash Flows Used in/ (provided by) Financing Activities	$(45,684)	$100,050
Effects on change in foreign exchange rate	$(48)	$(13,309)
Net increase (decrease) in Cash During Period	$(612)	$35

Cash Flows Used in Operating Activities

During the nine months ended December 31, 2023, the Company had $45,120 in cash provided by operating activities, which was mainly attributed from the increase of $22,449 in accounts payable and accrued liabilities, the increase of $60,292 in advance from related party, and offset by the net loss of $42,192, and the increase of $906 in other receivable..

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

Cash Flows Provided by Investing Activities

During the nine months ended December 31, 2023 and 2022, the Company did not incur any cash in investing activities.

Cash Flows Provided by Financing Activities

During the nine months ended December 31, 2023, one individual creditor have advanced the Company $6,883 for operating expenses, and the President received repayment of $52,567 from the Company.

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

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

As of December 31, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with their review of our financial statements as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the nine months ended December 31, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

No stock was sold during the nine months ended December 31, 2023.

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

Yinfu Gold Corporation
(Registrant)

Dated: February 14, 2024	/s/ Jiang, Libin
Jiang, Libin
Chief Executive Officer

