Form 10-K
period 2024-03-31
Yinfu Gold Corp.
filed 2024-07-15
CIK 1438461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

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

As of July 14, 2024, we have 121,983,993 shares of common stock, par value $0.001 per share issued and outstanding.

Yinfu Gold Corporation

Form 10-K

March 31, 2024

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

The Company has limited cash on hand. We have sustained losses for year ended March 31, 2024 and has relied solely upon the funding obtained from director and significant stockholders.

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

Private placement

On February 10, 2023,the Board of Directors of Yinfu Gold Corporation (the Company”), formally confirmed and approved to raise proceeds in cash from non-public issue of common shares. According to the Resolutions, the Company raised proceeds of US$120,000 (with par value of US$0.001 each) and issue 120,000,000 shares (the lock-up period is 1 years) to the targeted subscribers.

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

Our predecessor auditor, Pan-China Singapore, the independent registered public accounting firm that issued the audit report included in this Annual Report, is subject to PCAOB inspections. Pan-China Singapore is headquartered in Singapore and there are no limitations in Singapore on PCAOB inspections. Effective May 31, 2024 the Board of Directors of  the Company  dismissed Pan-China Singapore PAC  as the Company’s auditor. and engaged J&S ASSOCIATE PLT (“J&S”) of Malaysia as its new registered independent public accountant. Our new auditor, J&S ASSOCIATE PLT, the independent registered public accounting firm that issued the audit report included in this Annual Report, is subject to PCAOB inspections. J&S ASSOCIATE PLT is  headquartered in Malaysia and there are no limitations in Malaysia on PCAOB inspections Therefore, we believe that, as of the date of this Annual Report, our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021 relating to the PCAOB’s inability to inspect or investigate completely registered public accounting firms headquartered in the PRC or Hong Kong because of a position taken by one or more authorities in the PRC or Hong Kong. However, to the extent that our auditor’s work papers may, in the future, become located in China, such work papers will not be subject to inspection by the PCAOB because the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities. Inspections of certain other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct inspections of our auditors’ work papers in China would make it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections. As a result, our investors may be deprived of the benefits of the PCAOB’s oversight of our auditor through such inspections and they may lose confidence in our reported financial information and procedures and the quality of our financial statements. We cannot assure you whether Nasdaq or other regulatory authorities will apply additional or more stringent criteria to us. Such uncertainty could cause the market price of our Ordinary Shares to be materially and adversely affected.

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

Despite that we have a Malaysian.-based auditor that is registered with the PCAOB and subject to PCAOB inspection, there are still risks to the company and investors if it is later determined that the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction. Such risks include, but are not limited to that trading in our securities may be prohibited under the HFCAA and as a result an exchange may determine to delist our securities.

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

We cannot assure you that we will be successful or that will generate sufficient revenues in the near future. Currently, we have not generated any revenue and we may encounter difficulty in obtaining these funds and/or credit lines. Moreover, even if additional financing or credit lines were to become available, it is possible that the cost of such funds or credit would be high and possibly prohibitive.

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

The following table sets forth the quarterly high and low bid prices for the common stock from March 31, 2022 to March 31, 2024. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions

	High	Low
Quarter ended March 31, 2022	$0.8	0.1
Quarter ended June 30, 2022	$3.2	0.8
Quarter ended September 30, 2022	$1.9	0.2
Quarter ended December 31, 2022	$1.1	0.6
Quarter ended March 31, 2023	$1.1	1.1
Quarter ended June 30, 2023	$0.5	0.2
Quarter ended September 30, 2023	$0.1	0.1
Quarter ended December 31, 2023	$0.3	0.2
Quarter ended March 31, 2024	$0.2	0.2

Holders

As of March 31, 2024, there were 1,743 stockholders of record, and an aggregate of 121,983,993 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities, which were not registered under the Securities Act during the year ended March 31, 2024, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended March 31, 2024.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended March 31, 2024.

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

Results of Operations

We have generated $0 in revenues and have incurred $82,877 in expenses for the year ended March 31, 2024.

The following table provides selected financial data about our company as of March 31, 2024 and 2023.

	March 31, 2024	March 31, 2023
Cash	$488	$896
Total Assets	25,860	12,924
Total Liabilities	2,656,537	2,620,716
Stockholders’ Deficit	$(2,630,677)	$(2,607,792)

As of March 31, 2024, the Company’s cash balance was $488 compared to $896 as of March 31, 2023, and our total assets as of March 31, 2024, were $25,860, compared with $12,924 as of March 31, 2023. The increase in total assets was due to the more operating lease right of use asset, net recognized as of March 31, 2024.

As of March 31, 2024, the Company had total liabilities of $2,656,537 compared with total liabilities of $2,620,716 as of March 31, 2023. The increase in total liabilities was primarily attributed to an increase in other payable, offset by a decrease in operating lease liabilities - current.

	Year Ended March 31, 2024	Year Ended March 31, 2023
Revenue	$-	$58,395
Operating Expenses
General and administrative	45,289	369,667
Professional fees	37,588	60,715
Total Operating Expenses	82,877	430,382
Loss from Operations	$(82,877)	$(371,987)

Revenues

The revenue of $58,395 was the consulting income for the Customer’s pre-IPO financial counseling provided by the Management for the year ended March 31, 2023. The Company has generated no operating revenues during the year ended March 31, 2024.

Operating expenses

For the year ended March 31, 2024, total operating expenses were $82,877 which consisted of general and administrative fees and professional fees. For the year ended March 31, 2023, total operating expenses were $430,382 which consisted of general and administrative fees and professional fees. The decrease in operating expense was mainly due to the decrease in general and administrative expense which mainly resulted from the decreased management salary for the year ended March 31, 2024. The Management was previously paid $20k per month in fiscal year 2023 and this was no longer incurred from April 2023.

Liquidity and Capital Resources

Working Capital

	As of March 31, 2024	As of March 31, 2023
Current Assets	$11,124	$10,322
Current Liabilities	$2,642,263	$2,620,716
Working Capital Deficiency	$(2,631,139)	$(2,610,394)

As of March 31, 2024, the Company had a working capital deficiency of $2,631,139, compared with working capital deficiency of $2,610,394 as of March 31, 2023. The increase in working capital deficiency was primarily attributed to the increase in current liabilities due to an increase in payable to related party of the Company.

Cash Flows

	Year Ended March 31, 2024	Year Ended March 31, 2023
Cash Used in Operating Activities	$(33,442)	$(71,382)
Cash Used in Investing Activities	$-	$-
Cash Provided by Financing Activities	$31,552	$71,784
Effects on changes in foreign exchange rate	$1,482	$(31)
Net Increase in Cash During the Year	$(408)	$371

Cash Flows Used in Operating Activities

During the year ended March 31, 2024, the Company had $33,442 in cash used in operating activities which was mainly attributed to loss from operations of $65,461, an increase other payable of $132,691 and a decrease in other receivable of $1,168, partially offset by  the amortization of right-of-use asset of $2,648,  the decrease in wage payable to related party of $4,495, and the decrease in operating lease liability of $3,354.

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

Cash Flows Used in Investing Activities

During the years ended March 31, 2024 and 2023, the Company used no cash in investing activities.

Cash Flows Provided by Financing Activities

For the year ended March 31, 2024, the Company had $31,552 in cash provided by financing activities which was mainly attributed to proceeds from related party short-term loan of $82,491, offset by repayment to third party loan of $23,761, payment to related party of $27,178.

For the year ended March 31, 2023, the Company had $71,784 in cash provided by financing activities which was mainly attributed to proceeds of $120,000 from the non-public shares issuance, borrowing of $24,818 from third party loan, proceeds of $47,680 from short-term related parties loan, and offset by payment of $120,714 to related parties.

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

MARCH 31, 2024 AND 2023

(STATED IN U.S. DOLLARS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Yinfu Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Yinfu Gold Corp. and its subsidiaries (the ‘Company’) as of March 31, 2024, and the related consolidated statement of operations and comprehensive loss, consolidated statement of changes in shareholders’ deficit, and consolidated statement of cash flows for the year ended March 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024, and the results of its operations and its cash flows for the year ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company incurred a net loss of $65,461 and suffered an accumulated deficit of $2,838,014 as of March 31, 2024. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that that may be necessary to reflect the effects on the recoverability and classification of assets and additional liabilities that may arise if the Company is not able to continue as a going concern.

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

Critical Audit Matter

No critical audit matters are matters arising from the current year audit of the financial statements that were communicated or are required to be communicated to the audit committee.

/s/ J&S ASSOCIATE PLT

Certified Public Accountants

PCAOB No: 6743

We have served as the Company’s auditor since 2024.

Kuala Lumpur, Malaysia

July 12, 2024

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

Chartered Accountants

Singapore

June 30, 2023, except for the effects on the financial statements of the reclassification described in Note 10, as to which the date is July 17, 2023

We have served as the Company’s auditor since January 2023

Yinfu Gold Corporation
Consolidated Balance Sheets
(Stated in U.S. Dollars)

	March 31,	March 31,
	2024	2023

ASSETS

Current Assets
Cash and cash equivalents	$488	$896
Other receivables	10,636	9,426
Total Current Assets	11,124	10,322
Non-current assets
Operating lease right of use asset, net - noncurrent	14,736	2,602
Total Non Current Assets	14,736	2,602
Total Assets	25,860	12,924

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Short-term loan	-	24,749
Short-term loan - related parties	281,813	261,932
Accrued interest - related party	439	453
Operating lease liabilities - current	3,785	6,007
Due to related parties	2,096,315	2,095,837
Other payable	259,911	231,738
Total Current Liabilities	2,642,263	2,620,716
Non-current liabilities
Operating lease liabilities - noncurrent	14,274	-
Total Non-Current Liabilities	14,274	-
Total Liabilities	2,656,537	2,620,716

Stockholders' Deficit
Common stock, ($0.001 par value, 3,000,000,000 shares authorized, 121,983,993 shares issued and outstanding as of March 31, 2024 and 2023)	121,984	121,984
Additional paid-in capital	7,934	7,934
Accumulated deficit	(2,838,014)	(2,772,553)
Accumulated other comprehensive loss	77,419	34,843
Total Stockholders' Deficit	(2,630,677)	(2,607,792)
Total Liabilities and Stockholders' Deficit	$25,860	$12,924

The accompanying notes are an integral part of these consolidated financial statements

Yinfu Gold Corporation
Consolidated Statements of Income and Comprehensive Income
(Stated in U.S. Dollars)

	For Years Ended March 31,
	2024	2023

Revenue, net	$-	58,395
Total revenue	-	58,395
Cost of revenue	-	-
Gross profit	-	58,395

OPERATING EXPENSES:
General and administrative	45,289	369,667
Professional fees	37,588	60,715
Total operating expenses	82,877	430,382

Net loss from operations	(82,877)	(371,987)

Other Income and (Expense)
Interest income (expense)	-	3
Other income (expense)	17,416	900
Total other income(loss)	17,416	903

Net income (loss) before income taxes	(65,461)	(371,084)

Provision for income taxes	-	-
Net loss	(65,461)	(371,084)

Comprehensive income
Other comprehensive gain	42,576	87,719
Total comprehensive loss	$(22,885)	(283,365)

Basic and diluted loss per common share	(0.00)	(0.03)

Weighted average number of common shares outstanding - basic and diluted	121,983,993	14,148,377

The accompanying notes are an integral part of these consolidated financial statements

Yinfu Gold Corporation

Consolidated Statement of Changes in Stockholders’ Deficiency

(Stated in U.S. Dollars)

	Common Stock		Additional		Accumulated other
	Number of shares	Par value	paid-in capital	Accumulated Deficit	comprehensive loss	Total

Balance as of March 31,2022	1,983,993	1,984	7,934	(2,401,469)	(52,876)	(2,444,427)
Net loss				(371,084)		(371,084)
Private placement of stock	120,000,000	120,000				120,000
Foreign currency translation adjustment					87,719	87,719
Balance as of March 31,2023	121,983,993	$121,984	$7,934	$(2,772,553)	$34,843	$(2,607,792)
Net loss				(65,461)		(65,461)
Foreign currency translation adjustment					42,576	42,576
Balance as of March 31,2024	121,983,993	$121,984	$7,934	$(2,838,014)	$77,419	$(2,630,677)

The accompanying footnotes are an integral part of these consolidated financial statements

Yinfu Gold Corporation
Consolidated Statements of Cash Flows
(Stated in U.S. Dollars)

	For Years Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(65,461)	(371,084)
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of right-of-use asset	2,648	31,310
Changes in assets and liabilities:
Other receivables	(1,168)	(3,607)
Other payable	(132,691)	317,966
Wage payable to related party	4,495	-
Operating lease liability	3,354	(45,967)
Net cash used in operating activities	$(33,442)	$(71,382)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares private placement	-	120,000
Borrowing from (repayment to) third party loan	(23,761)	24,818
Proceeds from short-term loan - related parties	82,491	47,680
Payment to related parties	(27,178)	(120,714)
Net cash provided by financing activities	$31,552	$71,784

Effect on changes in foreign exchange rate	1,482	(31)
Net (decrease) increase in cash and cash equivalents	(408)	371
Cash and cash equivalents, beginning of period	896	525
Cash and cash equivalents, end of period	$488	$896
	-
Supplemental cash flow information
Cash paid for interest	$1	$1
Cash paid for income taxes	$1	$1

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

On February 10, 2023, the Board of Directors of the Company, formally confirmed and approved to raise proceeds in cash from non-public issue of common shares. According to the Resolutions, the Company raised proceeds of US$120,000, with par value of US$0.001 each, and issue 120,000,000 shares (the lock-up period is 1 year) to the targeted subscribers.

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

Foreign Currency Translation and Re-measurement

In accordance with ASC 830, “Foreign Currency Matters”, the Company’s foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as other comprehensive income (loss) in stockholders’ equity. Revenue and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred. The Company had foreign currency translations gain of $42,576 and $87,719 for the years ended March 31, 2024 and 2023 respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2024. The carrying values of our financial instruments, including, cash and cash equivalents; accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

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

Transaction costs, including professional fees, registration fees, costs of furnishing information to shareholders, costs or losses incurred in combining operations of the previously separate businesses and other costs incurred in relation to the common control combination that is to be accounted for by using the merger accounting method are recognised as expenses in the period in which they are incurred.

Income Taxes, Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. For the years ended March 31, 2024 and 2023, since the Company has not generated any net income, no provision was made for income taxes. Further, no deferred tax assets or liabilities were recognized as at March 31, 2024 and 2023.

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

The following table sets forth the computation of basic earnings per share, for the years ended March 31, 2024 and 2023:

	Year Ended March 31,
	2024	2023
Net loss	$(65,461)	$(371,084)

Weighted average number of common shares outstanding - basic and diluted	121,983,993	14,148,377

Basic and diluted net loss per common share	$(0.00)	$(0.03)

Yinfu Gold Corporation

Notes to Consolidated Financial Statements

(Stated in U.S. Dollars)

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of March 31, 2024 and 2023.

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

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred. No advertising costs were incurred for the years ended March 31, 2024 and 2023.

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

As of March 31, 2024, the Company had an accumulated deficit of $2,838,014 and net loss of $65,461 for the year ended March 31, 2024. Losses have principally occurred as a result of the substantial resources required for the operation of the wholly owned subsidiaries and being a SEC reporting entity. These factors raise substantial doubt about its ability to continue as a going concern.

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

On February 14, 2023, the Company entered into Subscription Agreements for Placement of Shares with the six targeted subscribers. The Company raised proceeds of US$120,000 with par value of US$0.001 per share, and issue 120,000,000 shares to the targeted subscribers. These common shares became effective from February 22, 2023

As of March 31, 2024, and 2023, the Company has 121,983,993 shares of common stock issued and outstanding.

NOTE 5 – SHORT-TERM LOAN – RELATED PARTIES

Short-term loan of $281,813 consists of two loans from Ms. Wu Fengqun, one loan from Mr Huang Jing, and one loan from Shenzhen Qianhai Yinfu Min'an Financial Services Co., Ltd.

 The two loans from Ms. Wu Fengqun, the major shareholder of the Company, are $159,602 in total, which consists of loan in the amount of $115,601 (RMB834,673), annual fixed interest of $100, maturity date of April 11, 2020; and loan in the amount of $44,001 (HKD344,345), annual fixed interest of $50, maturity date of April 11, 2020. These two loans were extended to mature on March 31, 2025 without interest.

Short-term loan of $98,666 (RMB712,400) refers to the loan from Mr. Huang Jing, related party of the Company and a legal representative of the Company’s subsidiary Yinfu International Holdings Limited Huizhou Branch. The loan matures on March 31, 2025 without interest.

Short-term loan of $67,546 (HKD344,344) refers to the loan from Shenzhen Qianhai Yinfu Min'an Financial Services Co., Ltd, a related party of the Company due to its 90% shares was owned by Mr. Jiang, Libin.

As of March 31, 2024 and March 31, 2023, accrual interest – related party was $439 and $453 respectively.

As of March 31, 2024 and March 31, 2023, short-term loan – related parties outstanding was $281,813 and $261,932 respectively.

NOTE 6 – LEASES

The Company has a lease agreement for its office space. The current lease agreement was signed to cover the lease for the period from May 1, 2020 to April 30, 2023. The Company entered into a lease agreement for its new office for the period from May 1, 2023 to April 30, 2028.

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

The Company has elected to not recognized lease assets and liabilities for lease with a term less than twelve months.

Operating lease expenses were $2,648 and $31,310 for the years ended March 31, 2024 and 2023, respectively.

The undiscounted future minimum lease payment schedule as follows:

For the years ended March 31,	Amount
2025	2,686
2026	4,986
2027	4,986
2028	4,986
2029	415
Thereafter	-
Total	$18,059

Yinfu Gold Corporation

Notes to Audited Consolidated Financial Statements

(Stated in U.S. Dollars)

NOTE 7 - RELATED PARTY TRANSACTIONS

During the year ended March 31, 2024, Mr. Jiang, Libin, the President and a director of the Company, had advanced the Company $7,981 for operating expenses, and received $0 from the Company as repayment. These advances have been formalized by non-interest-bearing demand notes.

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

The Company leased part of its office to Shenzhen Yinfu Guohui Sports Development Co., Ltd, a related party of the Company from October 1, 2023 to September 30, 2025.  The Company received $68,003 (RMB491,000) in total for the year ended March 31, 2024, of which  $16,772 (RMB 120,000) was recognized as other income in the Income Statement.

Mr. Jiang, Libin owned 27% share of Shenzhen Yinfu Guohui Sports Development Co., Ltd.and served as the Legal Representative.

During the year ended March 31, 2024, Mr. Jiang, Libin, the President and a director of the Company, had advanced the Company $7,981 for operating expenses, and received $0 from the Company as repayment. These advances have been formalized by non-interest-bearing demand notes.

As of March 31, 2024, the accrued salary payable to Mr. Jiang Libin and Mr. Huang Jing were $550,167 and $12,919 respectively.

As of March 31, 2024 and 2023, the Company owed $1,533,229 and $1,531,695 to Mr. Jiang, Libin respectively.

The amounts due to related parties are no fixed terms of payment, non-interest bearing, and unsecured.

Due to related parties was summarized as follows.

	March 31, 2024	March 31, 2023
Salary payable to Mr. Jiang, Libin	$550,167	$551,144
Salary payable to Mr. Huang Jing	12,919	12,998
Borrowing from Mr. Jiang, Libin	1,533,229	1,531,695
	$2,096,315	$2,095,837

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

As of March 31, 2024, Yinfu Gold Corporation has accumulated net operating loss of $1,722,436 that may be offset against future taxable income has not been recognized as an income tax benefit based on uncertainties concerning its ability to generate taxable in future period.

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

As of March 31, 2024, Yinfu International Holdings Limited has accumulated net operating loss of $1,421,458 that may be offset against future taxable income has not been recognized as an income tax benefit based on uncertainties concerning its ability to generate taxable in future period.

NOTE 9- SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Based on this evaluation, the Company concluded that subsequent to March 31, 2024 but prior to July 15, 2024, the date the financial statements were available to be issued, there was no subsequent event that would require disclosure to or adjustment to the financial statements other than the ones disclosed.

NOTE 10- COMPARATIVES

These comparative figures have been reclassified:

1)	Due to the latest announcement on Form 8k regarding the confirmed and approval to raise proceeds in cash from non public issue of common shares.

	Previously stated	Reclassification	Amended
	$	$	$
2023
Consolidated balance sheets & Consolidated statement of changes in stockholders’ deficiency
Stockholders’ Deficit
Common stock	1,984	120,000	121,984
Accumulated other comprehensive income/(loss)	154,843	(120,000)	34,843

2023
Consolidated statements of Income and Comprehensive income
Comprehensive income
Other comprehensive income/(loss)	207,719	(120,000)	87,719

2023
Consolidated statements of cash flows
Net cash used in operating activities
Other receivables	114,823	(118,430)	(3,607)
Proceed from shares private placement	-	120,000	120,000
Effect on changes in foreign exchange rate	1,539	(1,570)	(31)

2023
Net Loss per share of common stock
Weighted average number of common shares outstanding – basic and diluted	1,983,993	12,164,384	14,148,377
Basic and diluted net loss per common shares	(0.19)	0.16	(0.03)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the 2024 fiscal years.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2024 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of March 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended March 31, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Jiang, Libin	President, Secretary and Director	61	December 12, 2015
Jiang, Libin	Interim Chief Financial Officer	61	January 14, 2019
Zhang, Hong	Director	61	December 12, 2015

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

Zhang Hong: Director

Mr. Zhang Hong has rich experience in enterprise management and operations, he once served as General Manager of Shenzhen Peizheng Pharmaceutical Co., Ltd., General Manager of Guangxi Guiran Energy Co., Ltd. and Chairman of Shenzhen Jiazhan Energy Investment Co., Ltd. Now, he is the Executive Director&President of the Investment Department of Yinfu Gold Corporation. Over these years, he has been studying the development and current situation of the domestic and overseas financial systems. He has rich practical experience in team building, project operation and investment management. He is always enthusiastic about the public welfare and charity, and has been funding poor students and orphans for a long time. He is also the director and General Affair of Lions Clubs International, has planned and organized several large-scale charity activities in cooperation with domestic and foreign charities.

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

Our board of directors currently consists of two members, Jiang, Libin and Zhang Hong. The Board held no formal meetings during the year ended March 31, 2024. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Wyoming General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of March 31, 2024, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Name and Principal Position	Year ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jiang, Libin	March 2024	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, Secretary and Director (1)	March 2023	242,636	Nil	Nil	Nil	Nil	Nil	Nil	242,636
Zhang, Hong	March 2024	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director (2)	March 2023	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Jiang, Libin was appointed as the President, Secretary and Director on December 12, 2015.
(2)	Zhang, Hong was appointed as a Director on December 12, 2015.

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

Grants of Plan-Based Awards

There were no grants of plan-based awards during the year ended March 31, 2024.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended March 31, 2024.

Option Exercises and Stock Vested

During the year ended March 31, 2024, there were no options exercised by our named officer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 13, 2024, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner(1)	Number of shares	Percentage of total shares

Bo Shaorong No. 33, Group 3, Xinli Village, Zhongxian County, Chongqing, China	98,400,000	80.67%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Shareholder loan

During the year ended March 31, 2024, Mr. Jiang, Libin, the President and a director of the Company, had advanced the Company $8,024 for operating expenses, and received $0 from the Company as repayment. These advances have been formalized by non-interest-bearing demand notes.

Director Independence

Our Board of Directors has determined that it does not have a member that is “independent” as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Exchange Act.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2024 and the year ended March 31, 2023 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended March 31, 2024	Year Ended March 31, 2023
Audit fees (1)	$16,000	$17,000
Audit related fees (2)	$-	$-
Tax fees (3)	$-	$-
All other fees (4)	$-	$-
Total	$16,000	$17,000

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

Yinfu Gold Corporation
(Registrant)

Date: July 15, 2024	/s/ Jiang, Libin
Jiang, Libin
President, Secretary and Director

Date: July 15, 2024	/s/ Jiang, Libin
Jiang, Libin
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 15, 2024	/s/ Jiang, Libin
Jiang, Libin
President, Secretary and Director

Date: July 15, 2024	/s/ Jiang, Libin
Jiang, Libin
Interim Chief Financial Officer

