Form 10-Q
period 2024-06-30
Yinfu Gold Corp.
filed 2024-08-14
CIK 1438461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 14, 2024, the Company had 121,983,993 shares of common stock outstanding.

YINFU GOLD CORPORATION

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2024

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the period ended June 30, 2024 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

YINFU GOLD CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2024	2024
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$577	$488
Other receivables	10,737	10,636
Total current Assets	11,314	11,124
Non-current assets
Operating lease right of use asset, net - noncurrent	13,778	14,736
Total non-current assets	13,778	14,736
Total Assets	25,092	25,860

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	2,711	-
Short-term loan - related party	280,371	281,813
Accrued interest - related party	438	439
Operating lease liabilities - current	4,634	3,785
Due to related party	2,105,228	2,096,315
Other payable	255,113	259,911
Total Current Liabilities	2,648,495	2,642,263
Non-current liabilities
Operating lease liabilities - noncurrent	12,695	14,274
Total Non-current Liabilities	12,695	14,274
Total Liabilities	2,661,190	2,656,537

Stockholders' Deficit
Common stock, ($0.001 par value, 3,000,000,000 shares authorized, 121,983,993 shares issued and outstanding as of June 30, 2024 and March 31, 2024)	121,984	121,984
Additional paid-in capital	7,934	7,934
Accumulated deficit	(2,847,892)	(2,838,014)
Accumulated other comprehensive income	81,876	77,419
Total Stockholders' Deficit	(2,636,098)	(2,630,677)
Total Liabilities and Stockholders' Deficit	$25,092	$25,860

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months Ended June 30,
	2024	2023

Revenue, net	$-	-

OPERATING EXPENSES:
General and administrative	11,232	6,003
Professional fees	7,569	5,335
Total operating expenses	18,801	11,338

Net loss from operations	(18,801)	(11,338)

Other Income and (Expense)

Other income	8,923	658
Total other income	8,923	658

Net income (loss) before income taxes	(9,878)	(10,680)

Provision for income taxes	-	-
Net loss	(9,878)	(10,680)

Comprehensive income
Other comprehensive gain	4,457	40,100
Total comprehensive (loss) income	$(5,421)	29,420

Basic and diluted loss per common share	(0.00)	(0.00)

Weighted average number of common shares outstanding - basic and diluted	121,983,993	121,983,993

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common Stock		Additional		other
	Number of		paid-in	Accumulated	comprehensive
	shares	Par value	capital	Deficit	loss	Total

For three months ended June 30, 2023
Balance as of March 31,2023	121,983,993	121,984	7,934	(2,772,553)	34,843	(2,607,792)
Net loss				(10,680)		(10,680)
Foreign currency translation adjustment					40,100	40,100
Balance as of June 30,2023	121,983,993	$121,984	$7,934	$(2,783,233)	$74,943	$(2,578,372)

For three months ended June 30, 2024
Balance as of March 31,2024	121,983,993	121,984	7,934	(2,838,014)	77,419	(2,630,677)
Net loss				(9,878)		(9,878)
Foreign currency translation adjustment					4,457	4,457
Balance as of June 30,2024	121,983,993	$121,984	$7,934	$(2,847,892)	$81,876	$(2,636,098)

See Notes to the Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Three Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,878)	$(10,680)
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of right-of-use asset	717	2,699
Changes in assets and liabilities:
Other receivables	(167)	(351)
Other payable	10,234	18,579
Wage payable to related party	(3,800)	-
Operating lease liability	(616)	(5,891)
Net cash provided by (used in) operating activities	$(3,510)	$4,356

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing from (repayment to) third party loan	-	-
Proceeds from short-term loan - related parties	(8,286)	2,656
Proceeds from related parties	19,744	-
Net cash provided by financing activities	$11,458	$2,656

Effect on changes in foreign exchange rate	(7,859)	(7,182)
Net increase (decrease) in cash and cash equivalents	89	(170)
Cash and cash equivalents, beginning of period	488	896
Cash and cash equivalents, end of period	$577	$726

Non-cash investing and financing activities:
Recognized ROU assets through lease liabilities	-	4,428

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Notes to the Consolidated Financial Statements.

YINFU GOLD CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

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

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the firm’s Annual Report on Form 10-K for the year ended March 31, 2024. The unaudited condensed consolidated financial information as of June 30, 2024 has been derived from audited consolidated financial statements not included herein. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Principles of Consolidation

The accompanying unaudited consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation.

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

Foreign Currency Translation and Re-measurement

In accordance with ASC 830, “Foreign Currency Matters”, the Company’s foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at period end exchange rates. Resulting translation adjustments are reflected as other comprehensive income (loss) in stockholders’ equity. Revenue and expenses are translated at average exchange rates for the period. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred. The Company had foreign currency translations gain of $4,457 and $40,100 for the three months ended June 30, 2024 and 2023 respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2024. The carrying values of our financial instruments, including, cash and cash equivalents; accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

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

Income Taxes, Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at June 30, 2024 and March 31, 2024.

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

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

The following table sets forth the computation of basic earnings (loss) per share, for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023
Net loss	$(9,878)	$(10,680)
Weighted average common shares outstanding (basic and diluted)	121,983,993	121,983,993
Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, as well as other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of June 30, 2024 and March 31, 2024.

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

As of June 30, 2024, the Company had an accumulated deficit of $2,847,892, and net loss of $9,878 for the three months ended June 30, 2024. Losses have principally occurred as a result of the substantial resources required for the operating of the two wholly owned subsidiaries. These factors raise substantial doubt about its ability to continue as a going concern.

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

On February 14, 2023, the Company entered into Subscription Agreements for Placement of Shares with the six targeted subscribers. The Company raised proceeds of US$120,000 with par value of US$0.001 per share, and issue 120,000,000 shares to the targeted subscribers. These common shares became effective from February 22, 2023.

As of June 30, 2024 and March 31, 2024, the Company has 121,983,993 shares of common stock issued and outstanding.

NOTE 5 – SHORT-TERM LOAN – RELATED PARTIES

Short-term loan of $280,371 consists of two loans from Ms. Wu Fengqun, one loan from Mr Huang Jing, and one loan from Shenzhen Qianhai Yinfu Min'an Financial Services Co., Ltd., a company controlled by Mr.Jiang, Libin.

The two loans from Ms. Wu Fengqun, the major shareholder of the Company, are $158,952 in total, which consists of loan in the amount of $114,852 (RMB834,675), annual fixed interest of $100, maturity date of April 11, 2020; and loan in the amount of $44,100 (HKD320,492), annual fixed interest of $50, maturity date of April 11, 2020. These two loans were extended to mature on March 31, 2025 without interest.

Short-term loan of $98,027 (RMB712,401) refers to the loan from Mr. Huang Jing, related party of the Company and a legal representative of the Company’s subsidiary Yinfu International Holdings Limited Huizhou Branch. The loan matures on March 31, 2025 without interest.

Short-term loan of $23,392 (RMB170,000) refers to the loan from Shenzhen Qianhai Yinfu Min'an Financial Services Co., Ltd, a related party of the Company due to its 90% shares was owned by Mr. Jiang, Libin.

As of June 30, 2024 and March 31, 2024, accrual interest – related party was $438 and $439 respectively.

As of June 30, 2024 and March 31, 2024, short-term loan – related parties outstanding was $280,371 and $281,813 respectively.

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

The Company has elected to not recognized lease assets and liabilities for lease with a term less than twelve months.

Operating lease expenses were $717 and $2,699 for the three months ended June 30, 2024 and 2023, respectively.

The future minimum lease payment schedule as follows:

For the year ended June 30,	Amount
2025	$4,222
2026	4,427
2027	4,641
2028	4,039
2029	-
Thereafter	-
Total lease payment at Present Value	$17,329

NOTE 7 - RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2024, Mr. Jiang, Libin, the President and a director of the Company, had advanced the Company $0 for operating expenses, and received $34,271 from the Company as repayment. These advances have been formalized by non-interest-bearing demand notes.

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

The Company leased part of its office to Shenzhen Yinfu Guohui Sports Development Co., Ltd, a related party of the Company from October 1, 2023 to September 30, 2025.  The Company received $68,003 (RMB491,000) in total for the year ended March 31, 2024, of which $16,772 (RMB 120,000) was recognized as other income in the Income Statement for the  year ended March 31, 2024. The Company received $8,286 (RMB60,000) in total for the three months ended June 30, 2024, of which $8,286 (RMB 60,000) was recognized as other income in the Income Statement for the three months ended June 30, 2024.

Mr. Jiang, Libin owned 27% share of Shenzhen Yinfu Guohui Sports Development Co., Ltd.and served as the Legal Representative.

As of June 30, 2024, the accrued salary payable to Mr. Jiang Libin and Mr. Huang Jing were $550,101 and $12,835 respectively.

As of June 30, 2024 and March 31, 2024, the Company owed $1,499,498 and $1,533,229 to Mr. Jiang, Libin respectively.

The amounts due to related parties have no fixed terms of re-payment, they are non-interest bearing, and unsecured.

Due to related parties was summarized as follows.

	June 30, 2024	March 31, 2024
Salary payable to Mr. Jiang, Libin	$550,101	$550,167
Salary payable to Mr. Huang Jing	12,835	12,919
Borrowing from Mr. Jiang, Libin	1,499,498	1,533,229
Advance received from Yinfu Guohui	42,794	-
	$2,105,228	$2,096,315

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

Results of Operations

Three Months Ended June 30, 2024 and 2023

	Three months ended June 30, 2024	Three months ended June 30, 2023	Fluctuation		%

Revenue	$-	$-	$	N/A	N/A
Operating Expenses:
General and administrative	11,232	6,003		5,229	87%
Professional fees	7,569	5,335		2,234	42%
Total Operating Expenses	18,801	11,338		7,463	66%
Net loss from Operations	(18,801)	(11,338)		-7,463	66%
Other income (expense)	8,923	658		8,265	1256%
Net loss	$(9,878)	$(10,680)		$802	-8%

Revenues

The Company has generated no revenues during the three months ended June 30, 2024 and 2023.

Operating expenses

For the three months ended June 30, 2024, total operating expenses were $18,801, which consisted general and administrative fees and professional fees. For the three months ended June 30, 2023, total operating expenses were $11,338, which consisted general and administrative fees and professional fees. The general and administrative expenses mainly consist of employees’ salary. The increase in operating expense was due to the increase in professional fees and the increase in employee's salary for the three months ended June 30, 2024.

Other income (expense)

Other income(expense) of $8,923 mainly included rental income of $8,286 for the quarter ended June 30, 2024. On October 1, 2023, the Company entered into a lease agreement with Yinfu Guohui Sports Development Co., Ltd (Yinfu Guohui), a related company controlled by Mr. Jiang Libin, leasing part of the Company’s office space with rent of $2,762 (RMB20,000) per month from October 1, 2023 to September 30, 2025.

The following table provides selected financial data about our company as of June 30, 2024 and March 31, 2024.

	June 30, 2024	March 31, 2024
Cash	$577	$488
Total Assets	$25,092	$25,860
Total Liabilities	$2,661,190	$2,656,537
Stockholders’ Equity (Deficit)	$(2,636,098)	$(2,630,677)

As of June 30, 2024, the Company’s cash balance was $577 compared to $488 as of March 31, 2024, and our total assets as of June 30, 2024, were $25,092 compared with $25,860 as of March 31, 2024. The increase in cash was immaterial and decrease in total assets was mainly due to the decrease in operating lease right of use asset, net.

As of June 30, 2024, the Company had total liabilities of $2,661,190 compared with total liabilities of $2,656,537 as of March 31, 2024. The fluctuation of total liabilities was immaterial.

Liquidity and Capital Resources

Working Capital

	June 30, 2024	March 31, 2024
Current Assets	$11,314	$11,124
Current Liabilities	$2,648,495	$2,642,263
Working Capital Deficiency	$(2,637,181)	$(2,631,139)

As of June 30, 2024, the Company had a working capital deficiency of $2,637,181, compared with working capital deficiency of $2,631,139 as of March 31, 2024. The slight increase in working capital deficiency was primarily attributed to the increase in current liabilities due to the increase of due to related party.

Cash Flows

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Cash Flows (used in) / Provided by Operating Activities	$(3,510)	$4,356
Cash Flows Provided by Investing Activities	$-	$-
Cash Flows Provided by Financing Activities	$11,458	$2,656
Effects on change in foreign exchange rate	$(7,859)	$(7,182)
Net increase (decrease) in Cash During Period	$89	$(170)

Cash Flows Used in Operating Activities

During the three months ended June 30, 2024, the Company had $3,510 in cash used in operating activities, which was mainly attributed from the net loss of $9,878, the decrease of $3,800 in wage payable to related party, the decrease of $616 in operating lease liability, and offset by the amortization of right-of -use asset of $717, and the increase of $10,234 in other payable.

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

Cash Flows Provided by Investing Activities

During the three months ended June 30, 2024 and 2023, the Company did not incur any cash in investing activities.

Cash Flows Provided by Financing Activities

During the three months ended June 30, 2024, one individual creditor has advanced the Company $8,286 for operating expenses, and the President received repayment of $19,744 from the Company.

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

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

As of June 30, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with their review of our financial statements as of June 30, 2024.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2024, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

No stock was sold during the three months ended June 30, 2024.

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

Yinfu Gold Corporation
(Registrant)

Dated: August 14, 2024	/s/ Jiang, Libin
Jiang, Libin
Chief Executive Officer

