Form 10-Q
period 2024-12-31
Yinfu Gold Corp.
filed 2025-02-14
CIK 1438461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 14, 2025, the Company had 121,983,993 shares of common stock outstanding.

YINFU GOLD CORPORATION

Quarterly Report on Form 10-Q

For the Period Ended December 31, 2024

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the period ended December 31, 2024 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

YINFU GOLD CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2024	2024
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$945	$488
Other receivables	11,377	10,636
Total current Assets	12,322	11,124
Non-current assets
Operating lease right of use asset, net - noncurrent	11,308	14,736
Total non-current assets	11,308	14,736
Total Assets	23,630	25,860

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Short-term loan - related party	279,563	281,813
Accrued interest - related party	437	439
Operating lease liabilities - current	4,304	3,785
Due to related party	2,122,516	2,096,315
Other payable	262,828	259,911
Total Current Liabilities	2,669,648	2,642,263
Non-current liabilities
Operating lease liabilities - noncurrent	10,873	14,274
Total Non-current Liabilities	10,873	14,274
Total Liabilities	2,680,521	2,656,537

Stockholders' Deficit
Common stock, ($0.001 par value, 3,000,000,000 shares authorized, 121,983,993 shares issued and outstanding as of December 31, 2024 and March 31, 2024)	121,984	121,984
Additional paid-in capital	7,934	7,934
Accumulated deficit	(2,870,815)	(2,838,014)
Accumulated other comprehensive loss	84,006	77,419
Total Stockholders' Deficit	(2,656,891)	(2,630,677)
Total Liabilities and Stockholders' Deficit	$23,630	$25,860

See Notes to the Unaudited Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months Ended December 31,		For Nine Months Ended December 31,
	2024	2023	2024	2023

Revenue,net	$-	-	-	-
Total revenue	-	-	-	-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

OPERATING EXPENSES:
General and administrative	11,905	10,345	34,373	32,636
Professional fees	7,350	7,779	23,437	18,594
Total operating expenses	19,255	18,124	57,810	51,230

Net loss from operations	(19,255)	(18,124)	(57,810)	(51,230)

Other Income and (Expense)
Interest income (expense)	-	-	-	-
Other income (expense)	8,347	8,391	25,009	9,038
Total other income(loss)	8,347	8,391	25,009	9,038

Net income (loss) before income taxes	(10,908)	(9,733)	(32,801)	(42,192)

Provision for income taxes	-	-	-	-
Net loss	(10,908)	(9,733)	(32,801)	(42,192)

Comprehensive income
Other comprehensive gain	34,783	(22,738)	6,587	26,892
Total comprehensive loss	$23,875	(32,471)	(26,214)	(15,300)

Basic and diluted loss per common share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding - basic and diluted	121,983,993	121,983,993	121,983,993	121,983,993

See Notes to the Unaudited Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional		Accumulated other
	Number of shares	Par value	paid-in capital	Accumulated Deficit	comprehensive loss	Total

For nine months ended December 31, 2023
Balance as of March 31,2023	121,983,993	121,984	7,934	(2,772,553)	34,843	(2,607,792)
Net loss				(42,192)		(42,192)
Foreign currency translation adjustment					26,892	26,892
Balance as of December 31,2023	121,983,993	$121,984	$7,934	$(2,814,745)	$61,735	$(2,623,092)

For nine months ended December 31, 2024
Balance as of March 31,2024	121,983,993	121,984	7,934	(2,838,014)	77,419	(2,630,677)
Net loss				(32,801)		(32,801)
Foreign currency translation adjustment					6,587	6,587
Balance as of December 31,2024	121,983,993	$121,984	$7,934	$(2,870,815)	$84,006	$(2,656,891)

See Notes to the Unaudited  Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Nine Months Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,801)	$(42,192)
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of right-of-use asset	5,947	4,917
Changes in assets and liabilities:
Other receivables	(859)	(906)
Accounts payable and accrued liabilities	9,646	22,449
Advance from related party	(25,009)	60,292
Operating lease liability	(5,358)	-
Wage payable to related party	(4,925)	560
Net cash provided by (used in) operating activities	$(53,359)	$45,120

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (Repayment of) short-term loan - related parties	-	6,883
Proceeds from (Repayment of) related parties	54,395	(52,567)
Net cash provided by (used in) financing activities	$54,395	$(45,684)

Effect on changes in foreign exchange rate	(579)	(48)
Net increase (decrease) in cash and cash equivalents	457	(612)
Cash and cash equivalents, beginning of period	488	896
Cash and cash equivalents, end of period	$945	$284
	-
Non-cash investing and financing activities:
Recognized ROU assets through lease liabilities	-	4,339

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Notes to the Unaudited Consolidated Financial Statements.

YINFU GOLD CORPORATION

Notes to the Condensed Consolidated Financial Statements

December 31, 2024

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

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the firm’s Annual Report on Form 10-K for the year ended March 31, 2024. The unaudited condensed consolidated financial information as of December 31, 2024 has been derived from audited consolidated financial statements not included herein. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

Foreign Currency Translation and Re-measurement

In accordance with ASC 830, “Foreign Currency Matters”, the Company’s foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at period end exchange rates. Resulting translation adjustments are reflected as other comprehensive income (loss) in stockholders’ equity. Revenue and expenses are translated at average exchange rates for the period. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred. The Company had foreign currency translations gain of $6,587 and  $26,892 for the nine months ended December 31, 2024 and 2023 respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2024. The carrying values of our financial instruments, including, cash and cash equivalents; accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

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

Income Taxes, Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at December 31, 2024 and March 31, 2024.

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

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

The following table sets forth the computation of basic earnings (loss) per share, for the nine months ended December 31, 2024 and 2023:

	Nine Months Ended December 31,
	2024	2023
Net loss	$(32,801)	$(42,192)
Weighted average common shares outstanding (basic and diluted)	121,983,993	121,983,993
Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, as well as other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of December 31, 2024 and March 31, 2024.

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

As of December 31, 2024, the Company had an accumulated deficit of $2,870,815, and net loss of $32,801 for the nine months ended December 31, 2024. Losses have principally occurred as a result of the substantial resources required for the operating of the two wholly owned subsidiaries. These factors raise substantial doubt about its ability to continue as a going concern.

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

As of December 31, 2024 and March 31, 2024, the Company has 121,983,993 shares of common stock issued and outstanding.

NOTE 5 – SHORT-TERM LOAN – RELATED PARTIES

Short-term loan of $279,563 consists of two loans from Ms. Wu Fengqun, one loan from Mr Huang Jing, and one loan from Shenzhen Qianhai Yinfu Min’an Financial Services Co., Ltd., a company controlled by Mr.Jiang, Libin.

Mr. Jiang Libin is the President and a director of the Company.

The two loans from Ms. Wu Fengqun, the major shareholder of the Company, are $158,676 in total, which consists of loan in the amount of $114,348 (RMB834,673), annual fixed interest of $100, maturity date of April 11, 2020; and loan in the amount of $44,328 (HKD344,345), annual fixed interest of $50, maturity date of April 11, 2020. These two loans were extended to mature on March 31, 2025 without interest.

Short-term loan of $97,597 (RMB712,400) refers to the loan from Mr. Huang Jing, a significant shareholder of the Company and a legal representative of the Company’s subsidiary Yinfu International Holdings Limited Huizhou Branch. The loan matures on March 31, 2025 without interest.

Short-term loan of $23,290 (RMB170,000) refers to the loan from Shenzhen Qianhai Yinfu Min’an Financial Services Co., Ltd, a related party of the Company due to its 90% shares was owned by Mr. Jiang, Libin.

As of December 31, 2024 and March 31, 2024, accrual interest – related party was $437 and $439 respectively.

As of December 31, 2024 and March 31, 2024, short-term loan – related parties outstanding was $279,563 and $281,813 respectively.

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

The Company has elected to not recognized lease assets and liabilities for lease with a term less than twelve months.

Operating lease expenses were $5,947 and $4,917 for the nine months ended December 31, 2024 and 2023, respectively.

The future minimum lease payment schedule as follows:

For the year ended December 31,	Amount
2025	$4,304
2026	4,513
2027	4,732
2028	1,628
2029	-
Thereafter	-
Total lease payment at Present Value	$15,177

NOTE 7 - RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2024, Mr. Jiang, Libin, the President and a director of the Company, had advanced the Company $56,567 for operating expenses, and received $0 from the Company as repayment. These advances have been formalized by non-interest-bearing demand notes.

During the nine months ended December 31, 2023, Mr. Jiang, Libin, the President and a director of the Company, advanced the Company $2,075(2022:0) for operating expenses, received $0 (2022: $14,115) from the Company as repayments. These advances are due on demand, non-interest bearing, and unsecured unless further disclosed.

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

The Company leased part of its office to Shenzhen Yinfu Guohui Sports Development Co., Ltd, a related party of the Company from October 1, 2023 to September 30, 2025.  The Company received $68,003 (RMB491,000) in total for the year ended March 31, 2024, of which $16,772 (RMB 120,000) was recognized as other income in the Income Statement for the  year ended March 31, 2024. The Company recognized $25,009 (RMB 180,000) as other income in the Income Statement for the nine months ended December 31, 2024.

Mr. Jiang, Libin owned 27% share of Shenzhen Yinfu Guohui Sports Development Co., Ltd. and served as the Legal Representative.

As of December 31, 2024, the accrued salary payable to Mr. Jiang Libin and Mr. Huang Jing were $550,562 and $12,231 respectively.

As of December 31, 2024 and March 31, 2024, the Company owed $1,533,556 and $1,533,229 to Mr. Jiang, Libin respectively.

The amounts due to related parties have no fixed terms of re-payment, they are non-interest bearing, and unsecured.

Due to related parties was summarized as follows.

	December 31, 2024	March 31, 2024
Salary payable to Mr. Jiang, Libin	$550,562	$550,167
Salary payable to Mr. Huang Jing	12,231	12,919
Borrowing from Mr. Jiang, Libin	1,533,556	1,533,229
Advance received from Shenzhen Yinfu Guohui Sports Development Co., Ltd	26,167	-
	$2,122,516	$2,096,315

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

Results of Operations

Three Months Ended December 31, 2024 and 2023

	Three months ended December 31, 2024	Three months ended December 31, 2023	Fluctuation		%

Revenue	$-	$-	$	N/A	N/A
Operating Expenses:
General and administrative	11,905	10,345		1,560	15%
Professional fees	7,350	7,779		(429)	-6%
Total Operating Expenses	19,255	18,124		1,131	6%
Net loss from Operations	(19,255)	(18,124)		(1,131)	6%
Other income (expense)	8,347	8,391		(44)	-1%
Net loss	$(10,908)	$(9,733)		$(1,175)	12%

Revenues

The Company has generated no revenues during the three months ended December 31, 2024 and 2023. As the Company has not engaged in any business yet.

Operating expenses

For the three months ended December 31, 2024, total operating expenses were $19,255, which consisted general and administrative expense and professional fees. For the three months ended December 31, 2023, total operating expenses were $18,124, which consisted general and administrative fees and professional fees. The general and administrative expenses mainly consist of employees’ salary. The increase in operating expense was due to the increase in general and administrative expense for the three months ended December 31, 2024.

Other income (expense)

Other income of $8,347 represents rental income for the quarter ended December 31, 2024. On October 1, 2023, the Company entered into a lease agreement with Yinfu Guohui Sports Development Co., Ltd (Yinfu Guohui), a related company controlled by Mr. Jiang Libin, leasing part of the Company’s office space with rent of $2,779 (RMB20,000) per month from October 1, 2023 to September 30, 2025.

Nine Months Ended December 31, 2024 and 2023

	Nine months ended December 31, 2024	Nine months ended December 31, 2023	Fluctuation		%

Revenue	$-	$-	$	N/A	N/A
Operating Expenses:
General and administrative	34,373	32,636		1,737	5%
Professional fees	23,437	18,594		4,843	26%
Total Operating Expenses	57,810	51,230		6,580	13%
Net loss from Operations	(57,810)	(51,230)		(6,580)	13%
Other income (expense)	25,009	9,038		15,971	177%
Net loss	$(32,801)	$(42,192)		$9,391	-22%

Revenues

The Company has generated no revenues during the nine months ended December 31, 2024 and 2023. As the Company has not engaged in any business yet.

Operating expenses

For the nine months ended December 31, 2024, total operating expenses were $57,810, which consisted general and administrative fees and professional fees. For the nine months ended December 31, 2023, total operating expenses were $51,230, which consisted general and administrative fees and professional fees. The general and administrative expenses mainly consist of employees’ salary. The increase in operating expense was mainly due to the increase in professional fees for the nine months ended December 31, 2024.

Other income (expense)

Other income of $25,009 represents rental income for the nine months ended December 31, 2024. On October 1, 2023, the Company entered into a lease agreement with Yinfu Guohui Sports Development Co., Ltd (Yinfu Guohui), a related company controlled by Mr. Jiang Libin, leasing part of the Company’s office space with rent of $2,777 (RMB20,000) per month from October 1, 2023 to September 30, 2025.

The following table provides selected financial data about our company as of December 31, 2024 and March 31, 2024.

	December 31, 2024	March 31, 2024
Cash	$945	$488
Total Assets	$23,630	$25,860
Total Liabilities	$2,680,521	$2,656,537
Stockholders’ Equity (Deficit)	$(2,656,891)	$(2,630,677)

As of December 31, 2024, the Company’s cash balance was $945 compared to $488 as of March 31, 2024, and our total assets as of December 30, 2024, were $23,630 compared with $25,860 as of March 31, 2024. The decrease in cash was immaterial and decrease in total assets was mainly due to the decrease in operating lease right of use asset, net.

As of December 31, 2024, the Company had total liabilities of $2,680,521, compared with total liabilities of $2,656,537 as of March 31, 2024. The fluctuation of total liabilities was immaterial.

Liquidity and Capital Resources

Working Capital

	December 31, 2024	March 31, 2024
Current Assets	$12,322	$11,124
Current Liabilities	$2,669,648	$2,642,263
Working Capital Deficiency	$(2,657,326)	$(2,631,139)

As of December 31, 2024, the Company had a working capital deficiency of $2,657,326, compared with working capital deficiency of $2,631,139 as of March 31, 2024. The slight increase in working capital deficiency was primarily attributed to the increase in current liabilities due to the increase of due to related party.

Cash Flows

	Nine Months Ended December 31, 2024	Nine Months Ended December 31, 2023
Cash Flows provided by (used in) Operating Activities	$(53,359)	$45,120
Cash Flows provided by Investing Activities	$-	$-
Cash Flows provided by (used in) Financing Activities	$54,395	$(45,684)
Effects on change in foreign exchange rate	$(579)	$(48)
Net increase (decrease) in Cash During Period	$457	$(612)

Cash Flows Used in Operating Activities

During the nine months ended December 31, 2024, the Company had $53,359 in cash used in operating activities, which was mainly attributed from the net loss of $32,801, the increase of $859 in other receivable, the decrease of $25,009 in advanced from customers, the decrease of $5,358 in operating lease liability, the decrease of $4,925 in wage payable to related party, and offset by amortization of right-of-use asset of $5,947, and the increase of $9,646 in accounts payable and accrued liabilities.

During the nine months ended December 31, 2023, the Company had $45,120 in cash provided by operating activities, which was mainly attributed from the increase of $22,449 in accounts payable and accrued liabilities, the increase of $60,292 in advance from related party, and offset by the net loss of $42,192, and the increase of $906 in other receivable.

Cash Flows Provided by Investing Activities

During the nine months ended December 31, 2024 and 2023, the Company did not incur any cash in investing activities.

Cash Flows Provided by Financing Activities

During the nine months ended December 31, 2024, one individual creditor has advanced the Company $54,395 for operating expenses.

During the nine months ended December 31, 2023, one individual creditor has advanced the Company $6,883 for operating expenses, and the President received repayment of $52,567 from the Company.

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

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

As of December 31, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with their review of our financial statements as of December 31, 2024.

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

There have been no changes in our internal controls over financial reporting that occurred during the nine months ended December 31, 2024, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

No stock was sold during the nine months ended December 31, 2024.

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

Yinfu Gold Corporation
(Registrant)

Dated: February 14, 2025	/s/ Jiang, Libin
Jiang, Libin
Chief Executive Officer

