Form 10-K
period 2025-03-31
Yinfu Gold Corp.
filed 2025-06-30
CIK 1438461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-152242

Yinfu Gold Corporation
(Exact name of registrant as specified in its charter)

Wyoming	20-8531222
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 1608, Foreign Trade Group Mansion, Dongmen Street, Luohu District, Shenzhen, China 518000. (Address of principal executive offices) (86)755-8316-0998
(Registrant’s telephone number, including area code)

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

As of June 30, 2025, we have 121,983,993 shares of common stock, par value $0.001 per share issued and outstanding.

Yinfu Gold Corporation

Form 10-K

March 31, 2025

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

The Company has limited cash on hand. We have sustained losses for year ended March 31, 2025 and has relied solely upon the funding obtained from director and significant stockholders.

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

Private placement

On February 10, 2023, the Board of Directors of Yinfu Gold Corporation (the Company”), formally confirmed and approved to raise proceeds in cash from non-public issue of common shares. According to the Resolutions, the Company raised proceeds of US$120,000 (with par value of US$0.001 each) and issue 120,000,000 shares (the lock-up period is 1 years) to the targeted subscribers.

February 14, 2023, the Company entered into Subscription Agreements for Placement of Shares with the six targeted subscribers pursuant to the above Resolutions. As of the filing date, the Company received the proceeds of $120,000 as working capital.

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

Employees

We currently have three employees, including Mr. Zhang Hong, our new president and director from May 19, 2025, and Mr. Zhang Hong serve with monthly salary of $5,000 from May 2025. To the best of our knowledge, we are in compliance with local prevailing wage regulations. None of our employees is represented by any collective bargaining agreement, and our relationship with our employees is good.

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

In 2024, we appointed J&S ASSOCIATE PLT (“J&S”) as our independent registered public accounting firm. J&S ASSOCIATE PLT, the independent registered public accounting firm that issued the audit report included in this Annual Report, is subject to PCAOB inspections. J&S ASSOCIATE PLT is headquartered in Malaysia and there are no limitations in Malaysia on PCAOB inspections. Therefore, we believe that, as of the date of this Annual Report, our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021 relating to the PCAOB’s inability to inspect or investigate completely registered public accounting firms headquartered in the PRC or Hong Kong because of a position taken by one or more authorities in the PRC or Hong Kong. However, to the extent that our auditor’s work papers may, in the future, become located in China, such work papers will not be subject to inspection by the PCAOB because the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities. Inspections of certain other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct inspections of our auditors’ work papers in China would make it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections. As a result, our investors may be deprived of the benefits of the PCAOB’s oversight of our auditor through such inspections and they may lose confidence in our reported financial information and procedures and the quality of our financial statements. We cannot assure you whether Nasdaq or other regulatory authorities will apply additional or more stringent criteria to us. Such uncertainty could cause the market price of our Ordinary Shares to be materially and adversely affected.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal place of business and corporate offices is located at Suite 1608, Foreign Trade Group Mansion, Dongmen Street, Luohu District, Shenzhen, China 518000. The telephone number is (86)755-8316-0998.

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

The following table sets forth the quarterly high and low bid prices for the common stock from March 31, 2023 to March 31, 2025. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions

	High	Low
Quarter ended March 31, 2023	$1.1	1.1
Quarter ended June 30, 2023	$0.5	0.2
Quarter ended September 30, 2023	$0.1	0.1
Quarter ended December 31, 2023	$0.3	0.2
Quarter ended March 31, 2024	$0.2	0.2
Quarter ended June 30, 2024	$0.2	0.2
Quarter ended September 30, 2024	$1.0	0.2
Quarter ended December 31, 2024	$0.8	0.4
Quarter ended March 31, 2025	$1.0	0.3

Holders

The total shareholders according to the list, as of March 31, 2025 is 1,704, and an aggregate of 121,983,993 shares of our common stock were issued and outstanding.

The transfer agent of our company’s common stock is Transfer Online, Inc. at SE 512 Salmon Street, Portland, OR 97214.

Description of Securities

The authorized capital stock of our company consists of 3,000,000,000 shares of common stock, at $0.001 par value.

The Company has 121,983,993 shares of common stock issued and outstanding, at $0.001 par value.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities, which were not registered under the Securities Act during the year ended March 31, 2025, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended March 31, 2025.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended March 31, 2025.

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

Results of Operations

We have generated $0 in revenues and have incurred $87,399 in expenses for the year ended March 31, 2025.

The following table provides selected financial data about our company as of March 31, 2025 and 2024.

	March 31, 2025	March 31, 2024
Cash	$440	$488
Total Assets	22,443	25,860
Total Liabilities	517,459	2,656,537
Stockholders’ Deficit	$(495,016)	$(2,630,677)

As of March 31, 2025, the Company’s cash balance was $440 compared to $488 as of March 31, 2024, and our total assets as of March 31, 2025, were $22,443, compared with $25,860 as of March 31, 2024. The decrease in total assets was due to the amortization charges on right-of-use as of March 31, 2025.

As of March 31, 2025, the Company had total liabilities of $517,459 compared with total liabilities of $2,656,537 as of March 31, 2024. The significant decrease in total liabilities was primarily attributed to the waiver of debts owed to Mr Jiang in the total  amount of $2,103,762,which consisted of accumulated salary of $550,121 and loan of $1,553,641.

	Year Ended March 31, 2025	Year Ended March 31, 2024
Revenue	$-	$-
Operating Expenses
General and administrative	45,355	45,289
Professional fees	42,044	37,588
Total Operating Expenses	87,399	82,877
Loss from Operations	$(87,399)	$(82,877)

Revenues

 The Company has generated no operating revenues during the year ended March 31, 2025 and 2024.

Operating expenses

For the year ended March 31, 2025, total operating expenses were $87,399 which consisted of general and administrative fees and professional fees. For the year ended March 31, 2024, total operating expenses were $82,877 which consisted of general and administrative fees and professional fees. The increase in operating expense was mainly due to the increase in professional fees, which mainly resulted from the increase in broker expense for the year ended March 31, 2025.

Liquidity and Capital Resources

Working Capital

	As of March 31, 2025	As of March 31, 2024
Current Assets	$11,938	$11,124
Current Liabilities	$507,642	$2,642,263
Working Capital Deficiencies	$(495,704)	$(2,631,139)

As of March 31, 2025, the Company had a working capital deficiency of $495,704, compared with working capital deficiency of $2,631,139 as of March 31, 2024. The decrease in working capital deficiency was primarily attributed to the decrease in current liabilities due to the waiver of debts owed to Mr Jiang.

Cash Flows

	Year Ended March 31, 2025	Year Ended March 31, 2024
Cash Used in Operating Activities	$(72,114)	$(33,442)
Cash Used in Investing Activities	$-	$-
Cash Provided by Financing Activities	$80,535	$31,552
Effects on changes in foreign exchange rate	$(8,469)	$1,482
Net Decrease in Cash During the Year	$(48)	$(408)

Cash Flows Used in Operating Activities

During the year ended March 31, 2025, the Company had $72,114 in cash used in operating activities which was mainly attributed to a decrease of $78,703 in wage payable to related party, a decrease in advance from related party of $33,258, partially offset by the net income of $29,444, an increase in other payable of $10,942, compared to cash used in operating activities of $33,442 during the year ended March 31, 2024. The increase in cash used for operating activities was primarily due to the decrease in wages payable to related party and the decrease in advances received from related party.

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

Cash Flows Used in Investing Activities

During the years ended March 31, 2025 and 2024, the Company used no cash in investing activities.

Cash Flows Provided by Financing Activities

For the year ended March 31, 2025, the Company had $80,535 in cash provided by financing activities which was attributed to proceeds of $80,535 from related parties.

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

Item 8. Financial Statements and Supplementary Data.

YINFU GOLD CORPORTION

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

(STATED IN U.S. DOLLARS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

YINFU GOLD CORP.

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheet of Yinfu Gold Corp. and its subsidiaries (collectively, the “Company”) as of March 31, 2025, and the related consolidated statements of operations and comprehensive income, consolidated statement of changes in shareholders’ equity, and consolidated statements of cash flows the year ended March 31, 2025, and the related notes to the consolidated financial statements and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025, and the results of its operations and its cash flows for the year ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company reported net income of $29,444 for the year ended March 31, 2025; however, it had an accumulated deficit of $2,808,570 as of that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that that may be necessary to reflect the effects on the recoverability and classification of assets and additional liabilities that may arise if the Company is not able to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current year audit of the financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ J&S ASSOCIATE PLT

Certified Public Accountants

PCAOB No: 6743

We have served as the Company’s auditor since 2024.

Kuala Lumpur, Malaysia

June 30, 2025

Yinfu Gold Corporation
Consolidated Balance Sheets
(Stated in U.S. Dollars)

	March 31,	March 31,
	2025	2024

ASSETS

Current Assets
Cash and cash equivalents	$440	$488
Other receivables	11,498	10,636
Total current Assets	11,938	11,124
Non-current assets
Operating lease right of use asset, net	10,505	14,736
Total non-current assets	10,505	14,736
Total Assets	22,443	25,860

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Short-term loan - related party	280,753	281,813
Accrued interest - related party	-	439
Operating lease liabilities - current	4,379	3,785
Due to related parties	29,783	2,096,315
Other payable	192,727	259,911
Total Current Liabilities	507,642	2,642,263
Non-current liabilities
Operating lease liabilities - noncurrent	9,817	14,274
Total Non-current Liabilities	9,817	14,274
Total Liabilities	517,459	2,656,537

Stockholders' Deficit
Common stock, ($0.001 par value, 3,000,000,000 shares authorized, 121,983,993 shares issued and outstanding as of March 31, 2025 and 2024)	121,984	121,984
Additional paid-in capital	2,111,696	7,934
Accumulated deficit	(2,808,570)	(2,838,014)
Accumulated other comprehensive loss	79,874	77,419
Total Stockholders' Deficit	(495,016)	(2,630,677)
Total Liabilities and Stockholders' Deficit	$22,443	$25,860

The accompanying notes are an integral part of these consolidated financial statements

Yinfu Gold Corporation
Consolidated Statements of Income and Comprehensive Income
(Stated in U.S. Dollars)
	For Years Ended March 31,
	2025	2024

Revenue, net	-	-
Total revenue	-	-
Cost of revenue	-	-
Gross profit	-	-

OPERATING EXPENSES:
General and administrative	45,355	45,289
Professional fees	42,044	37,588
Total operating expenses	87,399	82,877

Net loss from operations	(87,399)	(82,877)

Other Income and (Expense)
Other income	116,843	17,416
Total other income(loss)	116,843	17,416

Net income (loss) before income taxes	29,444	(65,461)

Provision for income taxes	-	-
Net income (loss)	29,444	(65,461)

Comprehensive income (loss)
Other comprehensive gain	2,455	42,576
Total comprehensive income (loss)	31,899	(22,885)

Basic and diluted loss per common share	0.00	(0.00)

Weighted average number of common shares outstanding - basic and diluted	121,983,993	121,983,993

The accompanying notes are an integral part of these consolidated financial statements

Yinfu Gold Corporation

Consolidated Statement of Changes in Stockholders’ Deficiency

(Stated in U.S. Dollars)

	Common Stock		Additional		Accumulated other
	Number of shares	Par value	paid-in capital	Accumulated Deficit	comprehensive loss	Total

Balance as of March 31,2023	121,983,993	121,984	7,934	(2,772,553)	34,843	(2,607,792)
Net loss				(65,461)		(65,461)
Foreign currency translation adjustment	-	-	-	-	42,576	42,576
Balance as of March 31,2024	121,983,993	$121,984	$7,934	$(2,838,014)	$77,419	$(2,630,677)
Forgiveness of debt by a related party	-	-	2,103,762	-	-	2,103,762
Net income				29,444		29,444
Foreign currency translation adjustment	-	-	-	-	2,455	2,455
Balance as of March 31,2025	121,983,993	$121,984	$2,111,696	$(2,808,570)	$79,874	$(495,016)

The accompanying footnotes are an integral part of these consolidated financial statements

Yinfu Gold Corporation
Consolidated Statements of Cash Flows
(Stated in U.S. Dollars)

Yinfu Gold Corporation
Consolidated Statements of Cashflows

	For Years Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$29,444	$(65,461)
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of right-of-use asset	4,174	2,648
Changes in assets and liabilities:
Other receivables	(926)	(1,168)
Other payable	10,942	(132,691)
Advance from a related party	(33,258)	-
Operating lease liability	(3,787)	3,354
Wages payable to a related party	(78,703)	4,495
Net cash used in operating activities	$(72,114)	$(33,442)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of third party loan	-	(23,761)
Proceeds from short-term loan - related parties	-	82,491
Proceeds from (Repayment of) related parties	80,535	(27,178)
Net cash provided by financing activities	$80,535	$31,552

Effect on changes in foreign exchange rate	(8,469)	1,482
Net decrease in cash and cash equivalents	(48)	(408)
Cash and cash equivalents, beginning of period	488	896
Cash and cash equivalents, end of period	$440	$488
	-
Supplemental cash flow information
Cash paid for interest	$-	$1
Cash paid for income taxes	$-	$1

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

On February 14, 2023, the Company entered into Subscription Agreements for Placement of Shares with the seven targeted subscribers pursuant to the above Resolutions. As of the filing date, the Company received the proceeds of $120,000 as working capital. These common shares became effective from February 22, 2023.

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

Foreign Currency Translation and Re-measurement

In accordance with ASC 830, “Foreign Currency Matters”, the Company’s foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as other comprehensive income (loss) in stockholders’ equity. Revenue and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred. The Company had foreign currency translations gain of $2,455 and $42,576 for the years ended March 31, 2025 and 2024 respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2025. The carrying values of our financial instruments, including, cash and cash equivalents; accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

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

Income Taxes, Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. For the years ended March 31, 2024 and 2023, since the Company has not generated any net income, no provision was made for income taxes. Further, no deferred tax assets or liabilities were recognized as at March 31, 2025 and 2024.

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

The following table sets forth the computation of basic earnings per share, for the years ended March 31, 2025 and 2024:

	Year Ended March 31,
	2025	2024
Net income (loss)	$29,444	$(65,461)

Weighted average number of common shares outstanding - basic and diluted	121,983,993	121,983,993

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Yinfu Gold Corporation

Notes to Consolidated Financial Statements

(Stated in U.S. Dollars)

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of March 31, 2025 and 2024.

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

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred. No advertising costs were incurred for the years ended March 31, 2025 and 2024.

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

As of March 31, 2025, the Company had an accumulated deficit of $2,808,570 and reported net income of $29,444 for the year ended March 31, 2025. In addition, the accumulated salary payable to employees increased to $135,805 as of March 31, 2025, and the Company had cash used in operating activities for the years ended March 31, 2025 and 2024. Net cash outflow for operating activities have principally occurred as a result of the substantial resources required for the operation of the wholly owned subsidiaries and being a SEC reporting entity. These factors raise substantial doubt about its ability to continue as a going concern.

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

On February 14, 2023, the Company entered into Subscription Agreements for Placement of Shares with the six targeted subscribers. The Company raised proceeds of US$120,000 with par value of US$0.001 per share, and issue 120,000,000 shares to the targeted subscribers. These common shares became effective from February 22, 2023

As of March 31, 2025, and 2024, the Company has 121,983,993 shares of common stock issued and outstanding.

NOTE 5 – SHORT-TERM LOAN – RELATED PARTIES

Short-term loan of $280,753 consists of two loans from Ms. Wu Fengqun, one loan from Mr Huang Jing, and one loan from Shenzhen Qianhai Yinfu Min'an Financial Services Co., Ltd.

The two loans from Ms. Wu Fengqun, the former major shareholder of the Company, are $159,220 in total, which consists of loan in the amount of $114,959 (RMB834,673), annual fixed interest of $100, maturity date of April 11, 2020; and loan in the amount of $44,261 (HKD344,345), annual fixed interest of $50, maturity date of April 11, 2020. These two loans were extended to mature on March 31, 2026 without interest.

Short-term loan of $98,119 (RMB712,400) refers to the loan from Mr. Huang Jing, related party of the Company and a legal representative of the Company’s subsidiary Yinfu International Holdings Limited Huizhou Branch. The loan matures on March 31, 2026 without interest.

Short-term loan of $23,414 (HKD170,000) refers to the loan from Shenzhen Qianhai Yinfu Min'an Financial Services Co., Ltd, a related party of the Company due to its 90% shares was owned by Mr. Jiang, Libin, the former President of the Company.

As of March 31, 2025 and March 31, 2024, accrual interest – related party was $0 and $439 respectively.

As of March 31, 2025 and 2024, short-term loan – related parties outstanding was $280,753 and $281,813 respectively.

NOTE 6 – LEASES

The Company has a lease agreement for its office space. The current lease agreement was signed to cover the lease for the period from May 1, 2020 to April 30, 2023. The Company entered into a lease agreement for its new office for the period from May 1, 2023 to April 30, 2028.

The Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is incremental borrowing rate or, if available, the rate implicit in the lease. The Company determines the incremental borrowing rate for this lease based primarily on its lease term in PRC which is approximately 4.75% (2024: 4.75%).

The Company has elected to not recognized lease assets and liabilities for lease with a term less than twelve months.

Operating lease expenses were $4,174 and $2,648 for the years ended March 31, 2025 and 2024, respectively.

The undiscounted future minimum lease payment schedule as follows:

For the years ended March 31,	Amount
2026	4,379
2027	4,591
2028	5,226
2029	-
2030	-
Thereafter	-
Total	$14,196

Yinfu Gold Corporation

Notes to Audited Consolidated Financial Statements

(Stated in U.S. Dollars)

NOTE 7 - RELATED PARTY TRANSACTIONS

On December 18, 2019, the Company signed a Letter of intent for Equity Acquisition (the “LOI Agreement”) as part of a joint venture plan between the Company and Ji’an Chengpin Mining Co., Ltd, a third-party company. The Company received $125,334 (RMB 910,000) from the acquiree as earnest money deposit to secure the transfer of Mr. Jiang Libin’ shares as part of the LOI Agreement. On July 24, 2020, the LOI Agreement was terminated by all parties and the earnest money deposit of $125,334 (RMB 910,000) was not required to be returned to the acquiree according pursuant to the Termination Agreement. As a result, the earnest money deposit was reclassified as amount payable to Mr. Jiang. The amounts are due on demand, non-interest bearing, and unsecured.

The Company leased part of its office to Shenzhen Yinfu Guohui Sports Development Co., Ltd, a related party of the Company from October 1, 2023 to September 30, 2025. The Company received $67,625 (RMB491,000) in total, of which $33,258 (RMB 240,000) was recognized as other income in the Income Statement for the year ended March 31, 2025, and the remaining balance was $18,043 as of March 31, 2025.

Mr. Jiang, Libin, our former President and Director, owned 27% share of Shenzhen Yinfu Guohui Sports Development Co., Ltd.and served as the Legal Representative.

During the year ended March 31, 2025, Mr. Jiang, Libin, the former President and a director of the Company, had advanced the Company $66,009 for operating expenses, and received $0 from the Company as repayment. These advances have been formalized by non-interest-bearing demand notes.

As of March 31, 2025, Mr. Jiang, Libin waived all his debts to the company, totalling $1,553,641, and all of his salary receivable from the Company in the amount of $550,121.

As of March 31, 2025, the accrued salary payable to Mr. Jiang Libin and Mr. Huang Jing were $0 and $11,740 respectively.

As of March 31, 2025 and 2024, the Company owed $0 and $1,533,229 to Mr. Jiang, Libin respectively.

The amounts due to related parties are no fixed terms of payment, non-interest bearing, and unsecured.

Due to related parties was summarized as follows.

	March 31, 2025	March 31, 2024
Salary payable to Mr. Jiang, Libin	$-	$550,167
Salary payable to Mr. Huang Jing	11,740	12,919
Borrowing from Mr. Jiang, Libin	-	1,533,229
Advance received from Shenzhen Yinfu Guohui Sports Development Co., Ltd.	18,043	-
	$29,783	$2,096,315

NOTE 8 – FORGIVENESS OF DEBT BY A RELATED PARTY

On March 31, 2025, the Company entered an agreement with Mr. Jiang, Libin, the former President and CEO of the Company, accepting Mr. Jiang, Libin’s forgiveness of debt in the total amount of $2,103,762, including loans of $1,553,641 and salary payable of $550,121.

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

As of March 31, 2025, Yinfu Gold Corporation has accumulated net operating loss of $815,022 that may be offset against future taxable income has not been recognized as an income tax benefit based on uncertainties concerning its ability to generate taxable in future period.

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

As of March 31, 2025, Yinfu International Holdings Limited has accumulated net operating loss of $1,402,261 that may be offset against future taxable income has not been recognized as an income tax benefit based on uncertainties concerning its ability to generate taxable in future period.

NOTE 10- SUBSEQUENT EVENTS

Effective May 19, 2025, the Company has accepted the resignation of Mr. Jiang Libin from his position as President, CEO, CFO, the Chairman of the Board of Directors, Treasurer, Secretary and as a Director of the Company. Mr. Jiang Libin has served on the Board since December 12, 2015. The Company sincerely thanks Jiang Libin for his loyal service.

Also effective May 19, 2025, the Company announced the appointment of Mr. Zhang Hong as the President, CEO, CFO, the Chairman of the Board of Directors, Treasurer, Secretary. Since December 12, 2015, he has served as the director of the Company.

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Based on this evaluation, the Company concluded that subsequent to March 31, 2025 but prior to June 31, 2025, the date the financial statements were available to be issued, there was no subsequent event that would require disclosure to or adjustment to the financial statements other than the ones disclosed above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the 2025 fiscal years.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2025 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of March 31, 2025.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended March 31, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

Effective May 19, 2025,the Company has accepted the resignation of Mr. Jiang Libin from his position as President, CEO, CFO, the Chairman of the Board of Directors, Treasurer, Secretary and as a Director of the Company. Mr. Jiang Libin has served on the Board since December 12, 2015. The Company sincerely thanks Jiang Libin for his loyal service.

Also effective May 19, 2025, the Company announced the appointment of Mr. Zhang Hong as the President, CEO, CFO, the Chairman of the Board of Directors, Treasurer, Secretary. Since December 12, 2015, he has served as the director of the Company.

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Zhang, Hong	President, Secretary and Director	62	May 19, 2025
Zhang, Hong	Interim Chief Financial Officer	62	May 19, 2025
Zhang, Hong	Director	62	December 12, 2015

Background of Officers and Directors

Zhang Hong: President and Director

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

The Company will provide to any person, without charge and upon request, a copy of the code of ethics. Any such request must be made in writing to the Company at Suite 1608, Foreign Trade Group Mansion, Dongmen Street, Luohu District, Shenzhen, China 518000.

Board and Committee Meetings

Our board of directors currently consists of one member, Zhang Hong. The Board held no formal meetings during the year ended March 31, 2025. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Wyoming General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of March 31, 2025, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Item 11. Executive Compensation.

The following tables set forth, for each of the last two completed fiscal years of the Company, the total compensation awarded to, earned by or paid to any person who was a principal executive officer during the preceding fiscal year and every other highest compensated executive during the last fiscal year (together, the “Named Executive Officers”). The tables set forth below reflect the compensation of the Named Executive Officers.

Name and Principal Position	Year ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jiang, Libin	March 2025	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, Secretary and Director (1)	March 2024	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Zhang, Hong	March 2025	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director (2)	March 2024	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Jiang,Libin resigned and Zhang, Hong was appointed as the President, Secretary and Director on May 19, 2025.
(2)	Zhang, Hong was appointed as a Director on December 12, 2015.

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

Grants of Plan-Based Awards

There were no grants of plan-based awards during the year ended March 31, 2025.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended March 31, 2025.

Option Exercises and Stock Vested

During the year ended March 31, 2025, there were no options exercised by our named officer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2025, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner(1)	Number of shares	Percentage of total shares

Bo Shaorong No. 33, Group 3, Xinli Village, Zhongxian County, Chongqing, China	98,400,000	80.67%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Shareholder loan

None.

Director Independence

Our Board of Directors has determined that it does not have a member that is “independent” as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Exchange Act.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2025 and the year ended March 31, 2024 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended March 31, 2025	Year Ended March 31, 2024
Audit fees (1)	$16,000	$16,000
Audit related fees (2)	$-	$-
Tax fees (3)	$-	$-
All other fees (4)	$-	$-
Total	$16,000	$16,000

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

Yinfu Gold Corporation
(Registrant)

Date: June 30, 2025	/s/ Zhang, Hong
Zhang, Hong
President, Secretary and Director

Date: June 30, 2025	/s/ Zhang, Hong
Zhang, Hong
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 30, 2025	/s/ Zhang, Hong
Zhang, Hong
President, Secretary and Director

Date: June 30, 2025	/s/ Zhang, Hong
Zhang, Hong
Interim Chief Financial Officer

