Form 10-Q
period 2025-06-30
Yinfu Gold Corp.
filed 2025-08-19
CIK 1438461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-152242

Yinfu Gold Corporation
(Exact name of registrant as specified in its charter)

Wyoming	20-8531222
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 1608, Foreign Trade Group Mansion, Dongmen Street, Luohu District, Shenzhen, China 518000

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 30, 2025, the Company had 121,983,993 shares of common stock outstanding.

YINFU GOLD CORPORATION

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2025

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the period ended June 30, 2025 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

YINFU GOLD CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2025	2025

ASSETS

Current Assets
Cash and cash equivalents	$550	$440
Other receivables	12,062	11,498
Total current Assets	12,612	11,938
Non-current assets
Operating lease right of use asset, net	9,773	10,505
Total non-current assets	9,773	10,505
Total Assets	22,385	22,443

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Short-term loan - related parties	283,552	280,753
Operating lease liabilities - current	4,491	4,379
Due to related party	49,871	29,783
Other payable	198,372	192,727
Total Current Liabilities	536,286	507,642
Non-current liabilities
Operating lease liabilities - Non-current	8,807	9,817
Total Non-current Liabilities	8,807	9,817
Total Liabilities	545,093	517,459

Stockholders' Deficit
Common stock, ($0.001 par value, 3,000,000,000 shares authorized, 121,983,993 shares issued and outstanding as of June 30, 2025 and March 31, 2025)	121,984	121,984
Additional paid-in capital	2,111,696	2,111,696
Accumulated deficit	(2,830,930)	(2,808,570)
Accumulated other comprehensive loss	74,542	79,874
Total Stockholders' Deficit	(522,708)	(495,016)
Total Liabilities and Stockholders' Deficit	$22,385	$22,443

See Notes to the Unaudited Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months Ended June 30,
	2025	2024

Revenue, net	-	-
Total revenue	-	-
Cost of revenue	-	-
Gross profit	-	-

OPERATING EXPENSES:
General and administrative	20,438	11,232
Professional fees	10,219	7,569
Total operating expenses	30,657	18,801

Net loss from operations	(30,657)	(18,801)

Other Income
Other income	8,297	8,923
Total other income	8,297	8,923

Net loss before income taxes	(22,360)	(9,878)

Provision for income taxes	-	-
Net loss	(22,360)	(9,878)

Comprehensive (loss) income
Other comprehensive (loss)gain	(5,332)	4,457
Total comprehensive loss	(27,692)	(5,421)

Basic and diluted loss per common share	(0.00)	(0.00)

Weighted average number of common shares outstanding - basic and diluted	121,983,993	121,983,993

See Notes to the Unaudited Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional		Accumulated other
	Number of shares	Par value	paid-in capital	Accumulated Deficit	comprehensive loss	Total

For three months ended June 30, 2024
Balance as of March 31,2024	121,983,993	121,984	7,934	(2,838,014)	77,419	(2,630,677)
Net loss				(9,878)		(9,878)
Foreign currency translation adjustment	-	-	-	-	4,457	4,457
Balance as of June 30,2024	121,983,993	$121,984	$7,934	$(2,847,892)	$81,876	$(2,636,098)
For three months ended June 30, 2025
Balance as of March 31,2025	121,983,993	121,984	2,111,696	(2,808,570)	79,874	(495,016)
Net loss	-	-	-	(22,360)	-	(22,360)
Foreign currency translation adjustment	-	-	-	-	(5,332)	(5,332)
Balance as of June 30,2025	121,983,993	$121,984	$2,111,696	$(2,830,930)	$74,542	$(522,708)

See Notes to the Unaudited Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Three Months Ended June 30,
	2025	2024
CASH FLOWS FOR OPERATING ACTIVITIES
Net loss	$(22,360)	$(9,878)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of right-of-use asset	867	717
Changes in assets and liabilities:
Other receivables	(404)	(167)
Other payable	3,371	10,234
Advance from a related party	(8,297)	-
Operating lease liability	(1,080)	(616)
Wages payable to related party	10,000	(3,800)
Net cash used in operating activities	$(17,903)	$(3,510)

CASH FLOWS FROM INVESTING ACTIVITY
Net cash provided by investing activity	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short-term loan - related parties	-	(8,286)
Proceeds from related parties	18,009	19,744
Net cash provided by financing activities	$18,009	$11,458

Effect on changes in foreign exchange rate	4	(7,859)
Net increase in cash and cash equivalents	110	89
Cash and cash equivalents, beginning of period	440	488
Cash and cash equivalents, end of period	$550	$577

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Notes to the Unaudited Consolidated Financial Statements.

YINFU GOLD CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2025

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

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the firm’s Annual Report on Form 10-K for the year ended March 31, 2025. The unaudited condensed consolidated financial information as of June 30, 2025 has been derived from audited consolidated financial statements not included herein. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

Foreign Currency Translation and Re-measurement

In accordance with ASC 830, “Foreign Currency Matters”, the Company’s foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at period end exchange rates. Resulting translation adjustments are reflected as other comprehensive income (loss) in stockholders’ equity. Revenue and expenses are translated at average exchange rates for the period. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred. The Company had foreign currency translations loss of $5,332 and translation gain of $4,457 for the three months ended June 30, 2025 and 2024 respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2025. The carrying values of our financial instruments, including, cash and cash equivalents; accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

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

Income Taxes, Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at June 30, 2025 and March 31, 2025.

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

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

The following table sets forth the computation of basic earnings (loss) per share, for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024
Net loss	$(22,360)	$(9,878)
Weighted average common shares outstanding (basic and diluted)	121,983,993	121,983,993
Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, as well as other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of June 30, 2025 and March 31, 2025.

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

As of June 30, 2025, the Company had an accumulated deficit of $2,830,930, and net loss of $22,360 for the three months ended June 30, 2025. As of March 31, 2025, the Company had an accumulated deficit of $2,808,570 and reported net income of $29,444 for the year ended March 31, 2025. Losses have principally occurred as a result of the substantial resources required for the operating of the two wholly owned subsidiaries. These factors raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4 - STOCKHOLDERS’ DEFICIT

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

As of June 30, 2025 and March 31, 2025, the Company has 121,983,993 shares of common stock issued and outstanding.

NOTE 5 – SHORT-TERM LOAN – RELATED PARTIES

Short-term loan of $283,552 consists of two loans from Ms. Wu Fengqun, one loan from Mr Huang Jing, and one loan from Shenzhen Qianhai Yinfu Min’an Financial Services Co., Ltd., a company controlled by Mr.Jiang, Libin.

Mr. Jiang Libin is the former President and director of the Company.

The two loans from Ms. Wu Fengqun, the former major shareholder of the Company, are $160,378 in total, which consists of loan in the amount of $116,513 (RMB834,673), annual fixed interest of $100, maturity date of April 11, 2020; and loan in the amount of $43,865 (HKD344,345), annual fixed interest of $50, maturity date of April 11, 2020. These two loans were extended to mature on March 31, 2026 without interest.

Short-term loan of $99,444 (RMB712,400) refers to the loan from Mr. Huang Jing, a related party of the Company and a legal representative of the Company’s subsidiary Yinfu International Holdings Limited Huizhou Branch. The loan matures on March 31, 2026 without interest.

Short-term loan of $23,730 (RMB170,000) refers to the loan from Shenzhen Qianhai Yinfu Min’an Financial Services Co., Ltd, a  former related party of the Company due to its 90% shares was owned by Mr. Jiang, Libin.

As of June 30, 2025 and March 31, 2025, short-term loan – related parties outstanding was $283,552 and $280,753 respectively.

NOTE 6 – LEASES

The Company has a lease agreement for its office space for the period from May 1, 2023 to April 30, 2028.

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

The Company has elected to not recognized lease assets and liabilities for lease with a term less than twelve months.

Operating lease expenses were $867 and $717 for the three months ended June 30, 2025 and 2024, respectively.

The future minimum lease payment schedule as follows:

For the year ended June 30,	Amount
2026	$4,491
2027	4,709
2028	4,098
2029	-
2030	-
Thereafter	-
Total lease payment at Present Value	$13,298

NOTE 7 - RELATED PARTY TRANSACTIONS

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

The Company leased part of its office to Shenzhen Yinfu Guohui Sports Development Co., Ltd, a former related party of the Company from October 1, 2023 to September 30, 2025. The Company received $68,539 (RMB491,000) in total, of which $8,297 (RMB 60,000) was recognized as other income in the Income Statement for three months ended June 30, 2025, and the remaining balance was $9,911 as of June 30, 2025.

Mr. Jiang Libin, our former President and Director, owned 27% share of Shenzhen Yinfu Guohui Sports Development Co., Ltd.and served as the Legal Representative.

During three months ended June 30, 2025, Mr. Zhang Hong, the President and a director of the Company, had advanced the Company $17,723 for operating expenses, and received $0 from the Company as repayment. These advances have been formalized by non-interest-bearing demand notes.

During three months ended June 30,2024, the Company has no transaction with Mr. Zhang Hong.

During three months ended June 30, 2025, Mr. Huang Jing had advanced the Company $338 for operating expenses, and received $0 from the Company as repayment. These advances have been formalized by non-interest-bearing demand notes. Mr. Huang Jing was a related party of the Company and a legal representative of the Company’s subsidiary Yinfu International Holdings Limited Huizhou Branch.

During three months ended June 30,2024, the Company has no transaction with Mr. Huang Jing.

As of June 30, 2025, the accrued salary payable to Mr. Zhang Hong and Mr. Huang Jing were $10,000 and $11,899 respectively.

As of March 31, 2025, the accrued salary payable to Mr. Zhang Hong and Mr. Huang Jing were $0 and $11,740 respectively.

As of June 30, 2025 and March 31, 2025 the Company owed $17,723 and $0 to Mr. Zhang Hong respectively.

As of June 30, 2025 and March 31, 2025 the Company owed $338 and $0 to Mr. Huang Jing respectively.

The amounts due to related parties are no fixed terms of payment, non-interest bearing, and unsecured.

Due to related parties was summarized as follows:

	June 30, 2025	March 31, 2025
Salary payable to Mr. Zhang, Hong	$10,000	$-
Salary payable to Mr. Huang Jing	11,899	11,740
Borrowing from Mr. Zhang, Hong	17,723	-
Borrowing from Mr. Huang Jing	338	-
Advance received from Shenzhen Yinfu Guohui Sports Development Co., Ltd.	9,911	18,043
	$49,871	$29,783

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

Results of Operations

Three Months Ended June 30, 2025 and 2024

	Three months ended June 30, 2025	Three months ended June 30, 2024	Fluctuation		%

Revenue	$-	$-	$	N/A	N/A
Operating Expenses:
General and administrative	20,438	11,232		9,206	82%
Professional fees	10,219	7,569		2,650	35%
Total Operating Expenses	30,657	18,801		11,856	63%
Net loss from Operations	(30,657)	(18,801)		(11,856)	63%
Other income	8,297	8,923		(626)	-7%
Net loss	$(22,360)	$(9,878)		$(12,482)	126%

Revenues

The Company has generated no revenues during the three months ended June 30, 2025 and 2024. As the Company has not engaged in any business yet.

Operating expenses

For the three months ended June 30, 2025, total operating expenses were $30,657, which consisted general and administrative expenses and professional fees. For the three months ended June 30, 2024, total operating expenses were $18,801, which consisted general and administrative fees and professional fees. The general and administrative expenses mainly consist of employees’ salary. The increase in operating expenses was due to the increase in general and administrative and the increase in professional fees for the three months ended June 30, 2025.

Other income

Other income of $8,297 represents rental income for the quarter ended June 30, 2025. On October 1, 2023, the Company entered into a lease agreement with Yinfu Guohui Sports Development Co., Ltd (Yinfu Guohui), a related company controlled by Mr. Jiang Libin, leasing part of the Company’s office space with rent of $2,766 (RMB20,000) per month from October 1, 2023 to September 30, 2025.

The following table provides selected financial data about our company as of June 30, 2025 and March 31, 2025.

	June 30, 2025	March 31, 2025
Cash and cash equivalents	$550	$440
Total Assets	$22,385	$22,443
Total Liabilities	$545,093	$517,459
Stockholders’ Deficit	$(522,708)	$(495,016)

As of June 30, 2025, the Company’s cash and cash equivalents balance was $550 compared to $440 as of March 31, 2025, and our total assets as of June 30, 2025, were $22,385 compared with $22,443 as of March 31, 2025. The increase in cash was immaterial and decrease in total assets was mainly due to the decrease in operating lease right of use asset, net.

As of June 30, 2025, the Company had total liabilities of $545,093, compared with total liabilities of $517,459 as of March 31, 2025. The increase of $27,634 in total liabilities was due to the increase of $20,088 in due to related party, the increase of $2,799 in short-term loan - related party, the increase of $5,645 in other payable, and the increase of $112 in operating lease liabilities - current, though offset by the decrease of $1,010 in operating lease liabilities - noncurrent, occurred during the three months ended June 30, 2025.

Liquidity and Capital Resources

Working Capital

	June 30, 2025	March 31, 2025
Current Assets	$12,612	$11,938
Current Liabilities	$536,286	$507,642
Working Capital Deficits	$(523,674)	$(495,704)

As of June 30, 2025, the Company had a working capital deficits of $523,674, compared with working capital deficits of $495,704 as of March 31, 2025. The slight increase in working capital deficits was primarily attributed to the increase in current liabilities due to the increase of due to related party.

Cash Flows

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Cash Flows used in Operating Activities	$(17,903)	$(3,510)
Cash Flows provided by Investing Activity	$-	$-
Cash Flows provided by Financing Activities	$18,009	$11,458
Effects on changes in foreign exchange rate	$4	$(7,859)
Net increase in Cash and cash equivalents during Period	$110	$89

Cash Flows Used in Operating Activities

During the three months ended June 30, 2025, the Company had $17,903 in cash used in operating activities, which was mainly attributed from the net loss of $22,360, the increase of $404 in other receivable, the decrease of $8,297 in advanced from related parties, the decrease of $1,080 in operating lease liability, and offset by amortization of right-of-use asset of $867, the increase of $3,371in accounts payable and accrued liabilities and the increase of $10,000 in wages payable to related party.

During the three months ended June 30, 2024, the Company had $3,510 in cash used in operating activities, which was mainly attributed from the net loss of $9,878, the decrease of $3,800 in wages payable to related party, the decrease of $616 in operating lease liability, the increase of $167 in other receivable, offset by the amortization of right-of -use asset of $717, and the increase of $10,234 in other payable.

Cash Flows Provided by Investing Activity

During the three months ended June 30, 2025 and 2024, the Company did not incur any cash in investing activity.

Cash Flows Provided by Financing Activities

During the three months ended June 30, 2025, related parties have provided the Company loan of $18,009 for operating expenses.

During the three months ended June 30, 2024, one related party has provided the Company loan of $8,286 for operating expenses, and the Company made repayment to related party $19,744.

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

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

As of June 30, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with their review of our financial statements as of June 30, 2025.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013 Framework). Based on that assessment, based on that evaluation, our management concluded that our internal control over financial reporting was not effective, as of March 31, 2025. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that amounted to material weaknesses.

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

There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2025, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

No stock was sold during the three months ended June 30, 2025.

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

Yinfu Gold Corporation
(Registrant)

Dated: August 19, 2025	/s/ Zhang, Hong
Zhang, Hong
Chief Executive Officer

