Form 10-K/A
period 2025-03-31
Yinfu Gold Corp.
filed 2026-01-27
CIK 1438461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

During the year ended March 31, 2024, the Company had $33,442 in cash used in operating activities which was mainly attributed to loss from operations of $65,461, and an increase in other receivable of $1,168, partially offset by  the amortization of right-of-use asset of $2,648,  the increase in wage payable to related party of $4,495, the increase in other payable of $22,690, and the increase in operating lease liability of $3,354.

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

Item 8. Financial Statements and Supplementary Data.

YINFU GOLD CORPORTION

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

(STATED IN U.S. DOLLARS)

J&S ASSOCIATE PLT 202206000037 (LLP0033395-LCA) & AF002380 (Registered with PCAOB and MIA) B-11-14, Megan Avenue II 12,Jalan Yap Kwan Seng, 50450, Kuala Lumpur, Malaysia	Tel: +603-4813 9469 Email: info@jns-associate.com Website: jns-associate.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

YINFU GOLD CORP.

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheet of Yinfu Gold Corp. and its subsidiaries (collectively, the “Company”) as of March 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income, consolidated statement of changes in shareholders’ equity, and consolidated statements of cash flows for each of the years in the two-year period ended March 31, 2025, and the related notes to the consolidated financial statements and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current year audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

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

The accompanying footnotes are an integral part of these consolidated financial statements

Yinfu Gold Corporation
Consolidated Statements of Cash Flows
(Stated in U.S. Dollars)

Yinfu Gold Corporation
Consolidated Statements of Cashflows

	For Years Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$29,444	$(65,461)
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of right-of-use asset	4,174	2,648
Changes in assets and liabilities:
Other receivables	(926)	(1,168)
Other payable	10,942	22,690
Advance from a related party	(33,258)	-
Operating lease liability	(3,787)	3,354
Wages payable to a related party	(78,703)	4,495
Net cash used in operating activities	$(72,114)	$(33,442)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of third party loan	-	(23,761)
Proceeds from short-term loan - related parties	-	82,491
Proceeds from (Repayment of) related parties	80,535	(27,178)
Net cash provided by financing activities	$80,535	$31,552

Effect on changes in foreign exchange rate	(8,469)	1,482
Net decrease in cash and cash equivalents	(48)	(408)
Cash and cash equivalents, beginning of period	488	896
Cash and cash equivalents, end of period	$440	$488
	-
Supplemental cash flow information
Cash paid for interest	$-	$1
Cash paid for income taxes	$-	$1

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

Yinfu Gold Corporation
(Registrant)

Date: January 27, 2026	/s/ Zhang, Hong
Zhang, Hong
President, Secretary and Director

Date: January 27, 2026	/s/ Zhang, Hong
Zhang, Hong
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 27, 2026	/s/ Zhang, Hong
Zhang, Hong
President, Secretary and Director

Date: January 27, 2026	/s/ Zhang, Hong
Zhang, Hong
Interim Chief Financial Officer

