Form 10-K
period 2026-03-31
Yinfu Gold Corp.
filed 2026-07-14
CIK 1438461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

As of June 02, 2026, we have 121,983,993 shares of common stock, par value $0.001 per share issued and outstanding.

Yinfu Gold Corporation

Form 10-K

March 31, 2026

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

All references in this Form 10-K/A to the “Company”, “Yinfu”, “we”, “us” or “our” are to Yinfu Gold Corporation.

Item 1. Business

Corporate Overview

Yinfu Gold Corporation (the “Company”) is a Wyoming corporation incorporated on September 1, 2005, as a for-profit company, and has a fiscal year end of March 31. The Company’s business office is located at Suite 1608, Foreign Trade Group Mansion, Dongmen Street, Luohu District, Shenzhen, China 518000. The telephone number is (86)755-8316-0998.

The Company has limited cash on hand. We have sustained losses for year ended March 31, 2026 and has relied solely upon the funding obtained from director and significant stockholders.

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

Our president and directors continue to provide their labor at current salary. When we are able to do so, we plan to hire up to 20 staff members during the next 12 months of operation, and will also rely on the services of independent professionals for the auditing, evaluation and legal requirements for our listing business.

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

Employees

We currently have three employees, including Mr. Zhang Hong, our president and new chairman of board appointed from May 19, 2025, and Mr. Zhang Hong serve with monthly salary of $5,000 from May 2025. To the best of our knowledge, we are in compliance with local prevailing wage regulations. None of our employees is represented by any collective bargaining agreement, and our relationship with our employees is good.

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

Our WOFE, Yinfu International Holdings Limited, its subsidiaries are formed under and governed by the laws of the PRC. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference, but have limited precedential value. Since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and the enforcement of these laws, regulations and rules involves uncertainties.

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

In November 2016, the Standing Committee of China’s National People’s Congress passed China’s first Cybersecurity Law (“CSL”), which became effective in June 2017. The CSL is the first PRC law that systematically lays out the regulatory requirements on cybersecurity and data protection, subjecting many previously under-regulated or unregulated activities in cyberspace to government scrutiny. The legal consequences of violation of the CSL include penalties of warning, confiscation of illegal income, suspension of related business, winding up for rectification, shutting down the websites, and revocation of business license or relevant permits. In April 2020, the Cyberspace Administration of China and certain other PRC regulatory authorities promulgated the Cybersecurity Review Measures, which became effective in June 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On July 10, 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments (“Draft Measures”), which required that, in addition to “operator of critical information infrastructure,” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. The Cyberspace Administration of China has said that under the proposed rules companies holding data on more than 1,000,000 users must now apply for cybersecurity approval when seeking listings in other nations because of the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments,” The cybersecurity review will also investigate the potential national security risks from overseas IPOs. We do not know what regulations will be adopted or how such regulations will affect us and our Nasdaq listing plan. In the event that the Cyberspace Administration of China determines that we are subject to these regulations, we may be subject to fines and penalties. On June 10, 2021, the Standing Committee of the NPC promulgated the PRC Data Security Law, which will take effect on September 1, 2021. The Data Security Law also sets forth the data security protection obligations for entities and individuals handling personal data, including that no entity or individual may acquire such data by stealing or other illegal means, and the collection and use of such data should not exceed the necessary limits The costs of compliance with, and other burdens imposed by, CSL and any other cybersecurity and related laws may limit the use and adoption of our products and services and could have an adverse impact on our business. Further, if the enacted version of the Measures for Cybersecurity Review mandates clearance of cybersecurity review and other specific actions to be completed by companies like us, we face uncertainties as to whether such clearance can be timely obtained, or at all.

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

In 2024, we appointed J&S ASSOCIATE PLT (“J&S”) as our independent registered public accounting firm. J&S ASSOCIATE PLT, the independent registered public accounting firm that issued the audit report included in this Annual Report, is subject to PCAOB inspections. J&S ASSOCIATE PLT is headquartered in Malaysia and there are no limitations in Malaysia on PCAOB inspections. Therefore, we believe that, as of the date of this Annual Report, our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021 relating to the PCAOB’s inability to inspect or investigate completely registered public accounting firms headquartered in the PRC or Hong Kong because of a position taken by one or more authorities in the PRC or Hong Kong. However, to the extent that our auditor’s work papers may, in the future, become located in China, such work papers will not be subject to inspection by the PCAOB because the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities. Inspections of certain other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct inspections of our auditors’ work papers in China would make it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections. As a result, our investors may be deprived of the benefits of the PCAOB’s oversight of our auditor through such inspections and they may lose confidence in our reported financial information and procedures and the quality of our financial statements. We cannot assure you whether SEC or other regulatory authorities will apply additional or more stringent criteria to us. Such uncertainty could cause the market price of our Ordinary Shares to be materially and adversely affected.

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

Despite that we have a Malaysian-based auditor that is registered with the PCAOB and subject to PCAOB inspection, there are still risks to the company and investors if it is later determined that the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction. Such risks include, but are not limited to that trading in our securities may be prohibited under the HFCAA and as a result an exchange may determine to delist our securities.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C for cybersecurity

Cybersecurity Risk Management

We are in the process of implementing a structured cybersecurity risk management framework designed to assess, identify, and manage material risks from cybersecurity threats. These processes are being integrated into our overall enterprise risk management system to ensure that cybersecurity considerations are embedded within broader risk assessment and mitigation efforts. As part of this framework, we plan to engage qualified third-party consultants and auditors to assist in identifying risks, validating controls, and supporting continuous improvement. We also intend to establish oversight procedures to evaluate and monitor risks associated with our use of third-party service providers.

Cybersecurity Risks

To date, we have not experienced a cybersecurity incident that has materially affected our business strategy, results of operations, or financial condition. While we recognize that evolving cybersecurity threats could pose risks, we currently believe such risks are not reasonably likely to materially affect our performance.

Cybersecurity Governance

Our Board of Directors retains overall responsibility for oversight of cybersecurity risks. Once formed, we intend to formally delegated this oversight function to the audit committee, which will receive regular reports from management regarding cybersecurity risk assessments, monitoring activities, and incident response planning. We intend to update the audit committee as frequently as warranted by material developments, but in no event less often than annually.

Day-to-day responsibility for managing cybersecurity risks rests with senior management, including the Chief Operating Officer, with support from external cybersecurity advisors. Management is responsible for overseeing the Company’s prevention, detection, and response measures, as well as the development of incident response and recovery plans. Management receives updates from third-party service providers, consultants, and internal staff, and reports these matters to the Board of Directors or the Audit Committee on a scheduled basis.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not traded on any exchange but is currently available for trading in the over‑the‑counter information disclosure basic market and is quoted on the Over-the-Counter Information Disclosure (“OTCID”) operated by the OTC Markets Group, Inc. under the symbol “ELRE.” Our stock was approved for quotation on the OTCBB in 2007. Trading in stocks quoted on these markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects.

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

The following table sets forth the quarterly high and low bid prices for the common stock from March 31, 2024 to March 31, 2026. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions

	High	Low
Quarter ended March 31, 2024	$0.2	0.2
Quarter ended June 30, 2024	$0.2	0.2
Quarter ended September 30, 2024	$1.0	0.3
Quarter ended December 31, 2024	$0.8	0.4
Quarter ended March 31, 2025	$1.0	0.3
Quarter ended June 30, 2025	$4.5	0.4
Quarter ended September 30, 2025	$1.1	0.5
Quarter ended December 31, 2025	$0.7	0.4
Quarter ended March 31, 2026	$2.0	0.4

Holders

The total shareholders according to the list, as of March 31, 2026 is 1,753, and an aggregate of 121,983,993 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities, which were not registered under the Securities Act during the year ended March 31, 2026, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended March 31, 2026.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended March 31, 2026.

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

Results of Operations

We have generated $0 in revenues and have incurred $147,960 in expenses for the year ended March 31, 2026.

The following table provides selected financial data about our company as of March 31, 2026 and 2025.

	March 31, 2026	March 31, 2025
Cash	$822	$440
Total Assets	17,683	22,443
Total Liabilities	652,856	517,459
Stockholders’ Deficit	$(635,173)	$(495,016)

As of March 31, 2026, the Company’s cash balance was $822 compared to $440 as of March 31, 2025, and our total assets as of March 31, 2026, were $17,683, compared with $22,443 as of March 31, 2025. The decrease in total assets was due to the amortization charges on right-of-use and the lease modification as of March 31, 2026.

As of March 31, 2026, the Company had total liabilities of $652,856 compared with total liabilities of $517,459 as of March 31, 2025. The significant increase in total liabilities was primarily attributed to the increase of debts owed to Mr Zhang Hong in the total amount of $93,222 for the years ended March 31, 2026, which consisted of accumulated salary of $55,000 and loan of $38,222.

	Year ended March 31, 2026	Year ended March 31, 2025	Fluctuation		%

Revenue	$-	$-	$	N/A	N/A
Operating Expenses:
General and administrative	97,683	45,355		52,328	115%
Professional fees	50,277	42,044		8,233	20%
Total Operating Expenses	147,960	87,399		60,561	69%
Net loss from Operations	(147,960)	(87,399)		(60,561)	69%
Other income (expense)	16,898	116,843		(99,945)	-86%
Net loss	$(131,062)	$29,444		$(160,506)	-545%

Revenues

 The Company has generated no operating revenues during the year ended March 31, 2026 and 2025.

Operating expenses

For the year ended March 31, 2026, total operating expenses were $147,960 which consisted of general and administrative fees and professional fees. For the year ended March 31, 2025, total operating expenses were $87,399 which consisted of general and administrative fees and professional fees. The increase in operating expense was mainly due to the increase in general and administrative expenses, which mainly resulted from the increase in Management’s salary expense of $55,000 for the year ended March 31, 2026.

Liquidity and Capital Resources

Working Capital

	As of March 31, 2026	As of March 31, 2025
Current Assets	$14,287	$11,938
Current Liabilities	$650,213	$507,642
Working Capital Deficiencies	$(635,926)	$(495,704)

As of March 31, 2026, the Company had a working capital deficiency of $635,926, compared with working capital deficiency of $495,704 as of March 31, 2025. The increase in working capital deficiency was primarily attributed to the increase in current liabilities due to (1) the increase in debts of $38,222 owed to Mr Zhang Hong; (2) salary payable of $55,000 to Mr Zhang Hong; and (3) borrowing of $16,718 from a third party.

Cash Flows

	Year Ended March 31, 2026	Year Ended March 31, 2025
Cash Used in Operating Activities	$(50,160)	$(72,114)
Cash Used in Investing Activities	$-	$-
Cash Provided by Financing Activities	$38,132	$80,535
Effects on changes in foreign exchange rate	$12,410	$(8,469)
Net Increase (Decrease) in Cash During the Year	$382	$(48)

Cash Flows Used in Operating Activities

During the year ended March 31, 2026, the Company had $50,160 in cash used in operating activities which was mainly attributed to loss from operations of $131,062, an increase in other receivable of $1,352, a decrease of $18,447 in advance from related party, and a decrease of $2,573 in operating lease liability, and partially offset by  the amortization of right-of-use asset of $603,  the increase in wage payable to related party of $55,000, and the increase in other payable of $47,671.

During the year ended March 31, 2025, the Company had $72,114 in cash used in operating activities which was mainly attributed to a decrease of $78,703 in wage payable to related party, a decrease in advance from related party of $33,258, partially offset by the net income of $29,444, an increase in other payable of $10,942, a decrease in operating lease liability of 3,787. The increase in cash used for operating activities was primarily due to the decrease in wages payable to related party and the decrease in advances received from related party.

Cash Flows Used in Investing Activities

During the years ended March 31, 2026 and 2025, the Company used no cash in investing activities.

Cash Flows Provided by Financing Activities

For the year ended March 31, 2026, the Company had $38,132 in cash provided by financing activities which was mainly attributed to proceeds from related party short-term loan of $45,163, offset by repayment to related party of $7,031.

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

Critical Accounting Estimates and Policies

The Company does not have critical accounting estimate.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

YINFU GOLD CORPORTION

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(STATED IN U.S. DOLLARS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

YINFU GOLD CORP.

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheets of Yinfu Gold Corp. and its subsidiary (the ‘Company’) as of March 31, 2026 and 2025, and the related consolidated statements of income and comprehensive income, consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows for the years ended March 31, 2026 and 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for the years ended March 31, 2026 and 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Kuala Lumpur, Malaysia

July 14, 2026

Yinfu Gold Corporation
Consolidated Balance Sheets
(Stated in U.S. Dollars)

	March 31,	March 31,
	2026	2025

ASSETS

Current Assets
Cash and cash equivalents	$822	$440
Other receivables	13,465	11,498
Total current Assets	14,287	11,938
Non-current assets
Operating lease right of use asset, net	3,396	10,505
Total non-current assets	3,396	10,505
Total Assets	17,683	22,443

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Short-term loan - related party	292,333	280,753
Operating lease liabilities - current	2,604	4,379
Due to related party	105,902	29,783
Other payable	249,374	192,727
Total Current Liabilities	650,213	507,642
Non-current liabilities
Operating lease liabilities – noncurrent	2,643	9,817
Total Non-current Liabilities	2,643	9,817
Total Liabilities	652,856	517,459

Stockholders' Deficit
Common stock, ($0.001 par value, 3,000,000,000 shares authorized, 121,983,993 shares issued and outstanding as of March 31, 2026 and 2025)	121,984	121,984
Additional paid-in capital	2,111,696	2,111,696
Accumulated deficit	(2,939,632)	(2,808,570)
Accumulated other comprehensive income	70,779	79,874
Total Stockholders' Deficit	(635,173)	(495,016)
Total Liabilities and Stockholders' Deficit	$17,683	$22,443

The accompanying notes are an integral part of these consolidated financial statements

Yinfu Gold Corporation
Consolidated Statements of Income and Comprehensive Income
(Stated in U.S. Dollars)

	For The Years Ended March 31,
	2026	2025

Revenue, net	$-	-
Total revenue	-	-
Cost of revenue	-	-
Gross profit	-	-

OPERATING EXPENSES:
General and administrative	97,683	45,355
Professional fees	50,277	42,044
Total operating expenses	147,960	87,399

Net loss from operations	(147,960)	(87,399)

Other Income
Other income	16,898	116,843
Total other income	16,898	116,843

Net (loss) income before income taxes	(131,062)	29,444

Provision for income taxes	-	-
Net (loss) income	(131,062)	29,444

Comprehensive (loss) income
Other comprehensive (loss) gain	(9,095)	2,455
Total comprehensive (loss) income	$(140,157)	31,899

Basic and diluted loss per common share	0.00	0.00

Weighted average number of common shares outstanding - basic and diluted	121,983,993	121,983,993

The accompanying notes are an integral part of these consolidated financial statements

Yinfu Gold Corporation

Consolidated Statement of Changes in Stockholders’ Deficiency

(Stated in U.S. Dollars)

	Common Stock
	Number of shares	Par value	Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive gain	Total

Balance as of March 31,2024	121,983,993	$121,984	$7,934	$(2,838,014)	$77,419	$(2,630,677)
Forgiveness of debt by a related party			2,103,762			2,103,762
Net income				29,444		29,444
Foreign currency translation adjustment					2,455	2,455
Balance as of March 31,2025	121,983,993	$121,984	$2,111,696	$(2,808,570)	$79,874	$(495,016)
Net loss				(131,062)		(131,062)
Foreign currency translation adjustment					(9,095)	(9,095)
Balance as of March 31,2026	121,983,993	$121,984	$2,111,696	$(2,939,632)	$70,779	$(635,173)

The accompanying footnotes are an integral part of these consolidated financial statements

Yinfu Gold Corporation
Consolidated Statements of Cash Flows
(Stated in U.S. Dollars)

	For The Years Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(131,062)	$29,444
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of right-of-use asset	603	4,174
Changes in assets and liabilities:
Other receivables	(1,352)	(926)
Other payable	47,671	10,942
Advance from related party	(18,447)	(33,258)
Operating lease liability	(2,573)	(3,787)
Wage payable to related party	55,000	(78,703)
Net cash used in operating activities	$(50,160)	$(72,114)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to related parties	(7,031)	-
Proceeds from related parties	45,163	80,535
Net cash provided by financing activities	$38,132	$80,535

Effect on changes in foreign exchange rate	12,410	(8,469)
Net increase (decrease) in cash and cash equivalents	382	(48)
Cash and cash equivalents, beginning of period	440	488
Cash and cash equivalents, end of period	$822	$440
	-
Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

On April 11, 2017, the Company acquired Yinfu Group International Holdings Limited (“HK”), a company incorporated in Hong Kong, and HK’s subsidiary, Yinfu International Holdings Limited (“WOFE”), a wholly owned foreign enterprise incorporated in the People’s Republic of China. The acquired entities are owned by the Company’s management; therefore, the transaction has been accounted for as a business combination under common control in accordance with ASC-805-30-5, in which the assets and liabilities of HK and WOFE have been presented at their carrying values at the date of the transaction.

On February 10, 2023, the Board of Directors of the Company, formally confirmed and approved to raise proceeds in cash from non-public issue of common shares. According to the Resolutions, the Company raised proceeds of US$120,000, with par value of US$0.001 each, and issued 120,000,000 shares (the lock-up period is 1 year) to the targeted subscribers.

On February 14, 2023, the Company entered into Subscription Agreements for Placement of Shares with the seven targeted subscribers pursuant to the above Resolutions. As of the filing date, the Company received the proceeds of $120,000 as working capital. These common shares became effective from February 22, 2023.

The Company devote substantial efforts to enter into new-emerging application industries of Internet Technology, Artificial Intelligence (AI) and the Internet of Things (IOT). However, the planned principal operations have not yet commenced.

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

100%

Yinfu Group International Holdings Limited (“HK”) incorporated in Hong Kong on September 20, 2016

100%

Yinfu International Holdings Limited (“WOFE”) incorporated in Shenzhen PRC on December 14, 2016

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and accompanying notes, including but not limited to, operating lease right-of-use assets, and operating lease liabilities.

Management bases the estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates.

Foreign Currency Translation and Re-measurement

In accordance with ASC 830, “Foreign Currency Matters”, the Company’s foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as other comprehensive income (loss) in stockholders’ equity. Revenue and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred. The Company had foreign currency translations loss of $9,095 and gain of $2,455 for the years ended March 31, 2026 and 2025 respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2026. The carrying values of our financial instruments, including, cash and cash equivalents; accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

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

Other receivables

Other receivables represent non-trade monetary assets arising from incidental business activities, excluding trade accounts receivable generated from core sales of goods and services.

Receivables due within 12 months from the balance sheet date are classified as current assets; accounts recoverable beyond one year are presented as non-current other receivables separately.

Expected credit loss

The Company adopted ASU 2016-13 Financial Instruments — Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, including other receivables. After the Company’s assessment of CECL, no material difference was found comparing to the amount recorded in accordance with the previous method.

Other payable

Other payable represent non-trade financial liabilities arising from daily operations, excluding trade accounts payable generated from purchasing core goods and services.

Liabilities due within 12 months after balance sheet date are classified as current other payable; obligations payable beyond one year are separately presented as non-current other payable.

Additional paid-in capital

Additional paid-in capital (APIC, also referred to as paid-in capital in excess of par value) is a component of stockholders’ equity, representing cumulative capital contributions from shareholders exceeding the par/stated value of issued equity securities, plus other equity adjustments stipulated under U.S. GAAP.

Items recorded in APIC include but not limited to: (1) stock issuance premiums; (2) share-based compensation reserves; (3) gain/loss from the forgiveness of debt by the Senior Management; etc.

Accumulated other comprehensive income

Accumulated other comprehensive income (AOCI) is a separate component of consolidated equity, accumulating all other comprehensive income (OCI) items recognized outside net income over reporting periods. Other comprehensive income comprises revenues, expense, gains and losses that U.S. GAAP requires to bypass the income statement and be recorded directly in equity, until reclassified into profit or loss upon specific triggering events.

The Company’s AOCI refers to the Foreign currency translation adjustments arising from translating financial statements of foreign subsidiaries with functional currencies different from the Company’s reporting currency.

Income Taxes, Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. For the years ended March 31, 2026 and 2025, since the Company has not generated any net income, no provision was made for income taxes. Further, full valuation allowance has been recognized against deferred tax assets as at March 31, 2026 and 2025.

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

The following table sets forth the computation of basic earnings per share, for the years ended March 31, 2026 and 2025:

	Year Ended March 31,
	2026	2025
Net (loss) income	$(131,062)	$29,444

Weighted average number of common shares outstanding - basic and diluted	121,983,993	121,983,993

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Yinfu Gold Corporation

Notes to Consolidated Financial Statements

(Stated in U.S. Dollars)

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of March 31, 2026 and 2025.

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

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred. No advertising costs were incurred for the years ended March 31, 2026 and 2025.

Related Parties

In general, related parties exist when there is a relationship that offers the potential for transactions at less than arm’s-length, favorable treatment, or the ability to influence the outcome of events different from that which might result in the absence of that relationship. A related party may be any of the followings: a) affiliate, a party that directly or indirectly controls, is controlled by, or is under common control with another party; b) principle owner, the owner of record or known beneficial owner of more than 10% of the voting interest of an entity; c) management, persons having responsibility for achieving objectives of the entity and requisite authority to make decision; d) immediate family of management or principal owners; e) a parent company and its subsidiaries; f) other parties that has ability to significant influence the management or operating policies of the entity.

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

Yinfu Gold Corporation

Notes to Consolidated Financial Statements

(Stated in U.S. Dollars)

Segment reporting

The Company follows ASC 280, “Segment Reporting”, which requires disclosures based on how management organizes the Company to make operating decisions and assess performance. The Company has determined that it operates as a single reportable segment.

The Company's Chief Executive Officer has been identified as the Chief Operating Decision Maker ("CODM"). As the Company's underlying operations and cost structures are highly integrated, the CODM evaluates performance and allocates resources based on consolidated financial information. Accordingly, the Company has determined that it operates as a single reportable segment.

In evaluating the Company's single operating segment's performance, the CODM is regularly provided with certain significant consolidated expenses. These primarily consist of general and administrative expenses and professional fees. These costs represent significant segment expenses and are reported directly on the consolidated statements of operations. Other segment items include other income, other expenses and income tax expense.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In November 2024, the FASB issued ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)”. The amendments in this update intend to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, selling, general and administrative expenses, and research and development). ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact from the adoption of this ASU on its financial statements.

In December 2025, the FASB issued ASU 2025-11, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update requires enhanced disclosures about reportable segments, including the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”) and included in the measure of segment profit or loss. The amendments also require entities to disclose additional information about how the CODM uses reported measures to assess segment performance and allocate resources. These requirements apply to entities with a single reportable segment as well. The amendments in ASU 2025-11 are effective for public business entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures. The Company expects that the adoption of this guidance will primarily affect its disclosures and will not have a material impact on its consolidated financial position, results of operations, or cash flows.

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

As of March 31, 2026, the Company had an accumulated deficit of $2,939,632 and reported net loss of $131,062 for the year ended March 31, 2026. In addition, the accumulated salary payable to employees increased to $160,562 as of March 31, 2026, and the Company had cash used in operating activities for the years ended March 31, 2026 and 2025. Net cash outflow for operating activities have principally occurred as a result of the substantial resources required for the operation of the wholly owned subsidiaries and being a SEC reporting entity. These factors raise substantial doubt about its ability to continue as a going concern.

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

Yinfu Gold Corporation

Notes to Consolidated Financial Statements

(Stated in U.S. Dollars)

NOTE 4 –  OTHER PAYABLE

The breakdown is presented as follows.

	March 31, 2026	March 31, 2025
Salary payable	$160,562	$135,795
Rent payable	35,593	27,277
Professional fee payable	30,863	13,500
Borrowing from a third party	16,718	-
Others	5,638	16,155
	$249,374	$192,727

In November 2025, the Company borrowed $16,718 from a third party individual with one-year period, and without interest.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue 3,000,000,000 shares of common stock.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

As of March 31, 2026, and 2025, the Company has 121,983,993 shares of common stock issued and outstanding.

Additional paid-in capital

Mr. Jiang Libin is the former President and a director of the Company. On March 31, 2025, the Company entered an agreement with Mr. Jiang, Libin, the former President and CEO of the Company, accepting Mr. Jiang, Libin’s forgiveness of debt in the total amount of $2,103,762, including loans of $1,553,641 and salary payable of $550,121. both of which were recorded as additional paid-in capital.

As of March 31, 2026, and 2025, the Company has  additional paid-in capital of $2,111,696 and $2,111,696 respectively.

NOTE 6 – SHORT-TERM LOAN – RELATED PARTIES

The following is a list of related parties which the Company had transactions with during the years ended March 31, 2026 and  2025:

	Name	Relationship
(a)	Mr. Zhang Hong	President, Director, Chairman of the Board, Chief Executive Officer, Chief Finance Officer, Secretary and Treasurer.
(b)	Ms. Wu Fengqun

The former major shareholder currently holds 0.15% of the Company's outstanding shares and is considered a related party due to its continued significant influence over certain business operations of the Company.

(c)	Ms. Huang Jing

The former legal representative of Huizhou Branch currently holds 0.14% of the Company's outstanding shares and is considered a related party due to its continued significant influence over certain business operations of the Company.

(d)	Shenzhen Qianhai Yinfu Min'an Financial Services Co., Ltd	Ms. Wu Fengqun serves as the legal representative of this Company.
(e)	Shenzhen Yinfu Guohui Sports Development Co., Ltd.	A company controlled by Mr. Jiang Libin, the former CEO of the Company

Short-term loan of $292,333 consists of two loans from Ms. Wu Fengqun, one loan from Ms Huang Jing, and one loan from Shenzhen Qianhai Yinfu Min'an Financial Services Co., Ltd.

The two loans from Ms. Wu Fengqun, the former major shareholder of the Company, are $164,687 in total, which consists of loan in the amount of $120,741 (RMB834,673), annual fixed interest of $100, and loan in the amount of $43,946 (HKD344,345), annual fixed interest of $50. These two loans were extended to mature on March 31, 2027 without interest.

Short-term loan of $103,054 (RMB712,400) refers to the loan from Ms. Huang Jing, a related party of the Company . The loan matures on March 31, 2027 without interest.

Short-term loan of $24,592 (RMB170,000) refers to the loan from Shenzhen Qianhai Yinfu Min'an Financial Services Co., Ltd, a related party of the Company due to the fact that Ms. Wu Fengqun serves as the legal representative of Shenzhen Qianhai Yinfu Min'an Financial Services Co., Ltd.

As of March 31, 2026 and 2025, short-term loan – related parties outstanding was $292,333 and $280,753 respectively.

NOTE 7 – LEASES

The Company has a lease agreement for its office space for the period from March 1, 2025 to April 30, 2028.

The Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is incremental borrowing rate or, if available, the rate implicit in the lease. The Company determines the incremental borrowing rate for this lease based primarily on its lease term in PRC which is approximately 3.10% per annum (2025: 4.75%).

The Company has elected to not recognize lease assets and liabilities for lease with a term less than twelve months.

Operating lease expenses were $603 and $4,174 for the years ended March 31, 2026 and 2025, respectively.

The undiscounted future minimum lease payment schedule as follows:

For the years ended March 31,	Amount
2027	2,604
2028	2,604
2029	217
2030	-
Total future minimum lease payments	5,425
Less: imputed interest	(178)
Total	$5,247

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

The Company leased part of its office to Shenzhen Yinfu Guohui Sports Development Co., Ltd, a related party of the Company from October 1, 2023 to September 30, 2025. The Company received $71,027 (RMB 491,000) in total, of which $16,898 (RMB 120,000) and $33,258 (RMB 240,000) were recognized as other income in the Consolidated Statements of Income and Comprehensive Income for the year ended March 31, 2026 and 2025, respectively. The remaining balance of $1,591 as of March 31, 2026 was included in other payable in the Balance Sheet.

Mr. Jiang Libin, our former President and Director, owned 27% share of Shenzhen Yinfu Guohui Sports Development Co., Ltd. and served as the Legal Representative. As Mr. Jiang Libin passed away last year, and the Company lost its influence on Shenzhen Yinfu Guohui Sports Development Co., Ltd. which meant Shenzhen Yinfu Guohui Sports Development Co., Ltd. was no longer a related party of the Company since this fiscal year.

On March 31, 2025, the Company entered an agreement with Mr. Jiang, Libin, the former President and CEO of the Company, accepting Mr. Jiang, Libin’s forgiveness of debt in the total amount of $2,103,762, including loans of $1,553,641 and salary payable of $550,121.

During the year ended March 31, 2026, Mr. Zhang Hong, the President and a director of the Company, had advanced the Company $45,352 for operating expenses, and received $7,031 from the Company as repayment. These advances have been formalized by non-interest-bearing demand notes.

During the year ended March 31, 2025, the Company has no transaction with Mr. Zhang Hong.

During the year ended March 31, 2026, Ms. Huang Jing had advanced the Company $350 for operating expenses, and received $0 from the Company as repayment. These advances have been formalized by non-interest-bearing demand notes.

During the year ended March 31, 2025, the Company has no transaction with Ms. Huang Jing,

As of March 31, 2026, the accrued salary payable to Mr. Zhang Hong and Ms. Huang Jing were $55,000 and $12,330 respectively.

As of March 31, 2025, the accrued salary payable to Mr. Zhang Hong and Ms. Huang Jing were $0 and $11,740 respectively.

As of March 31, 2026 and 2025 the Company owed $38,222 and $0 to Mr. Zhang Hong respectively.

As of March 31, 2026 and  2025 the Company owed $350 and $0 to Ms. Huang Jing respectively.

The amounts due to related parties are the repayment on demand, non-interest bearing, and unsecured.

Due to related parties was summarized as follows.

	March 31, 2026	March 31, 2025
Salary payable to Mr. Zhang Hong	$55,000	$-
Salary payable to Ms. Huang Jing	12,330	11,740
Borrowing from Mr. Zhang, Hong	38,222	-
Borrowing from Ms. Huang Jing	350	-
Advance received from Shenzhen Yinfu Guohui Sports Development Co., Ltd	-	18,043
	$105,902	$29,783

NOTE 9 – FORGIVENESS OF DEBT BY A RELATED PARTY

On March 31, 2025, the Company entered an agreement with Mr. Jiang, Libin, the former President and CEO of the Company, accepting Mr. Jiang, Libin’s forgiveness of debt in the total amount of $2,103,762, including loans of $1,553,641 and salary payable of $550,121.

NOTE 10 – INCOME TAX

For the years ended March 2026 and 2025, the local (“United States of America”) and foreign components of (loss) income before income taxes were comprised of the following:

	Years ended March 31,
	2026	2025
Tax jurisdiction from:
-Local(US regime)	$(105,277)	$38,734
-Foreign,including
Hongkong	(1,709)	(1,972)
Mainland China	(24,076)	(7,318)

Net (loss) income before income taxes	$(131,062)	$29,444

The provision for income taxes consisted of the following:

Years ended March 31,
	2026	2025
Current tax:
-Local	$-	$-
-Foreign	-	-
Deferred tax:
-Local	-	-
-Foreign	-	-

Income tax expenses (benefit)	$-	$-

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company mainly operates in Mainland China that is subject to taxes in the jurisdictions in which they operate, as follows:

United States

Yinfu Gold Corporation is established in the State of Wyoming in United States and is subject to Wyoming state and US Federal tax laws. Yinfu Gold Corporation is subject to Federal statutory income tax rate of 21%.

Net operation losses ("NOLs") can carry forward indefinitely up to offset 80% of taxable income after CARES Act effect on December 31, 2017. As of March 31, 2026, deferred tax assets resulted from NOLs of $186,745, respectively. The deferred tax asset has been fully reserved by a valuation allowance as the Company believes it is more likely than not that it will not realize the benefits.

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

PRC

Yinfu International Holdings Limited was incorporated under the China Enterprise Income Tax Law, or the EIT Law, domestic enterprises and foreign investment enterprises, or FIE, are subject to a unified 25% enterprise income tax rate, except for certain entities that are entitled to tax holidays or exemptions. NOLs can typically carried forward for a certain number of years (usually five years) to offset against future taxable income.

As of March 31, 2026, the Company's PRC operations had net operating losses which resulted in deferred tax assets of $356,584. The deferred tax asset has been fully reserved for valuation allowance as the Company believes it is more likely than not that it will not realize the benefits.

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

The following table sets forth the significant components of the deferred tax assets of the Company.

	As of March 31,
	2026	2025
Deferred tax assets:
Net operating loss carry forwards from
-US tax regime	$186,745	$171,155
-Mainland China	356,584	350,565
Less: valuation allowance	(543,329)	(521,720)
Deferred tax assets, net	$-	$-

NOTE 11 - CONCENTRATIONS OF RISKS

(a) Economic and political risk

The Company's major operations are conducted in U.S.A. and PRC. Accordingly, the political, economic, and legal environments in U.S.A. and PRC, as well as the general state of U.S.A. and PRC's economy may influence the Company's business, financial condition, and results of operations.

(b) Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore, there is a possibility that the Company could post the same amount of losses for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of RMB converted to USD on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Based on this evaluation, the Company concluded that, there was no subsequent event that would require disclosure to or adjustment to the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the 2026 fiscal years.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2026 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2026 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by one individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of March 31, 2026.

In an effort to remediate the identified material weaknesses, the management plan to appoint one or more outside directors to the board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended March 31, 2026, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Zhang, Hong	President, Director, Chairman of the Board, Chief Executive Officer, Chief Finance Officer, Secretary, Treasurer, and Interim Chief Financial Officer.	63	May 19, 2025
Zhang, Hong	Director	63	December 12, 2015

Background of Officers and Directors

Zhang Hong: President and Director

Mr. Zhang Hong has rich experience in enterprise management and operations, he once served as General Manager of Shenzhen Peizheng Pharmaceutical Co., Ltd., General Manager of Guangxi Guiran Energy Co., Ltd. and Chairman of Shenzhen Jiazhan Energy Investment Co., Ltd. Now, he is the Executive Director & President of the Investment Department of Yinfu Gold Corporation. Over these years, he has been studying the development and current situation of the domestic and overseas financial systems. He has rich practical experience in team building, project operation and investment management. He is always enthusiastic about the public welfare and charity, and has been funding poor students and orphans for a long time. He is also the director and General Affair of Lions Clubs International, has planned and organized several large-scale charity activities in cooperation with domestic and foreign charities.

Employment Agreements

We will be entering into employment agreements with each of our executive officers. Pursuant to employment agreements, we will agree to employ each of our executive officers for a specified time period, which may be renewed upon both parties’ agreement 30 days before the end of the current employment term. We may terminate the employment for cause, at any time, without notice or remuneration, for certain acts of the executive officer, including but not limited to the commitments of any serious or persistent breach or non-observance of the terms and conditions of the employment, conviction of a criminal offense, willful disobedience of a lawful and reasonable order, fraud or dishonesty, receipt of bribery, or severe neglect of his or her duties. An executive officer may terminate his or her employment at any time with a one-month prior written notice. Each executive officer has agreed to hold, both during and after the employment agreement expires, in strict confidence and not to use or disclose to any person, corporation or other entity without written consent, any confidential information.

Mr. Zhang Hong

On April 30, 2025,  we entered in an offer letter with Mr. Zhang Hong (the “Zhang Offer Letter”) to serve as the President, Chairman of the board, Chief executive officer, Chief Finance officer and Treasurer from May 19, 2025.We agreed to pay Mr. Zhang Hong an monthly salary of 5,000 as well as the reimbursement of all expenses incurred by Mr. Zhang Hong while performing work for the Company.

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

27

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

Board and Committee Meetings

Our board of directors currently consists of one member, Zhang Hong. The Board held no formal meetings during the year ended March 31, 2026. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Wyoming General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of March 31, 2026, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Name and Principal Position	Year ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jiang, Libin	March 2026	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
President, Secretary and Director (1)	March 2025	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Zhang, Hong	March 2026	55,000	Nil	Nil	Nil	Nil	Nil	Nil	55,000
Director (2)	March 2025	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Jiang,Libin resigned and Zhang, Hong was appointed as the President, CEO, CFO,Chairman of Board, Secretary and Treasurer on May 19, 2025.
(2)	Zhang, Hong was appointed as a Director on December 12, 2015.

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

Grants of Plan-Based Awards

There were no grants of plan-based awards during the year ended March 31, 2026.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended March 31, 2026.

Option Exercises and Stock Vested

During the year ended March 31, 2026, there were no options exercised by our named officer.

Compensation of Directors

For the fiscal year ended March 31, 2026, we accrued an aggregate of $55,000 as compensation to Mr. Zhang Hong, our executive officers and directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2026, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Number of shares	Percentage of total shares

Zhang Jinlan No 45, Zhangwu Team, Le Cunping Village Committe, Maba Town, Qujiang District, Shaoguan, Guangdong Province, China	19,147,500	15.70%
Zhang Meihong 1201, Bldg T, Swan Castle, OCT, Shenzhen, Guangdong Province, China	19,147,500	15.70%
Huang Shaomin Room A405, Leanju, Huicheng District, Huizhou, Guangdong Province, China	19,147,500	15.70%
Xue Xiaofeng 510, Bldg 20, Buxin Garden, Luohu District, Shenzhen City, Guangdong Province, China	19,147,500	15.70%
LAI, Hai Ying Room B, Floor 8, Nanyang Building, 35 Kwun Tong Wuhua Street, Kowloon, Hong Kong	10,850,000	8.89%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Shareholder loan

The two loans from Ms. Wu Fengqun, the former major shareholder of the Company, are $164,687 in total, which consists of loan in the amount of $120,741 (RMB834,673), annual fixed interest of $100; and loan in the amount of $43,946 (HKD344,345), annual fixed interest of $50. These two loans were extended to mature on March 31, 2027 without interest.

Short-term loan of $103,054 (RMB712,400) refers to the loan from Ms. Huang Jing, a shareholder of the Company . The loan matures on March 31, 2027 without interest.

Director Independence

Our Board of Directors has determined that it does not have a member that is “independent” as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Exchange Act.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2026 and the year ended March 31, 2025 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended March 31, 2026	Year Ended March 31, 2025
Audit fees (1)	$16,000	$16,000
Audit related fees (2)	$-	$-
Tax fees (3)	$-	$-
All other fees (4)	$-	$-
Total	$16,000	$16,000

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

Yinfu Gold Corporation
(Registrant)

Date: July 14, 2026	/s/ Zhang, Hong
Zhang, Hong
President, Secretary and Director

Date: July 14, 2026	/s/ Zhang, Hong
Zhang, Hong
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 14, 2026	/s/ Zhang, Hong
Zhang, Hong
President, Secretary and Director

Date: July 14, 2026	/s/ Zhang, Hong
Zhang, Hong
Interim Chief Financial Officer

