Form 10-Q
period 2026-06-30
Yinfu Gold Corp.
filed 2026-08-14
CIK 1438461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 4, 2026, the Company had 121,983,993 shares of common stock outstanding.

YINFU GOLD CORPORATION

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2026

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the period ended June 30, 2026 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

YINFU GOLD CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2026	2026

ASSETS

Current Assets
Cash and cash equivalents	$2,720	$822
Other receivables	13,536	13,465
Total current Assets	16,256	14,287
Non-current assets
Operating lease right of use asset, net	3,040	3,396
Total non-current assets	3,040	3,396
Total Assets	19,296	17,683

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Short-term loan - related party	296,569	292,333
Operating lease liabilities - current	2,649	2,604
Due to related party	114,981	105,902
Other payable	287,066	249,374
Total Current Liabilities	701,265	650,213
Non-current liabilities
Operating lease liabilities - noncurrent	2,066	2,643
Total Non-current Liabilities	2,066	2,643
Total Liabilities	703,331	652,856

Stockholders' Deficit
Common stock, ($0.001 par value, 3,000,000,000 shares authorized, 121,983,993 shares issued and outstanding as of June 30, 2026 and March 31, 2026)	121,984	121,984
Additional paid-in capital	2,111,696	2,111,696
Accumulated deficit	(2,968,125)	(2,939,632)
Accumulated other comprehensive income	50,410	70,779
Total Stockholders' Deficit	(684,035)	(635,173)
Total Liabilities and Stockholders' Deficit	$19,296	$17,683

See Notes to the Unaudited Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months Ended June 30,
	2026	2025

Revenue, net	$-	-
Total revenue	-	-
Cost of revenue	-	-
Gross profit	-	-

OPERATING EXPENSES:
General and administrative	25,988	20,438
Professional fees	6,747	10,219
Total operating expenses	32,735	30,657

Net loss from operations	(32,735)	(30,657)

Other Income and (Expense)
Other income	5,950	8,297
Total other income	5,950	8,297

Net loss before income taxes	(26,785)	(22,360)

Income taxes expense	(1,708)	-
Net loss	(28,493)	(22,360)

Comprehensive loss
Other comprehensive loss	(20,369)	(5,332)
Total comprehensive loss	$(48,862)	(27,692)

Basic and diluted loss per common share	(0.00)	(0.00)

Weighted average number of common shares outstanding - basic and diluted	121,983,993	121,983,993

See Notes to the Unaudited Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional		Accumulated other
	Number of shares	Par value	paid-in capital	Accumulated Deficit	comprehensive loss	Total

For three months ended June 30, 2025
Balance as of March 31,2025	121,983,993	121,984	2,111,696	(2,808,570)	79,874	(495,016)
Net loss	-	-	-	(22,360)	-	(22,360)
Foreign currency translation adjustment	-	-	-	-	(5,332)	(5,332)
Balance as of June 30,2025	121,983,993	$121,984	$2,111,696	$(2,830,930)	$74,542	$(522,708)

For three months ended June 30, 2026
Balance as of March 31,2026	121,983,993	121,984	2,111,696	(2,939,632)	70,779	(635,173)
Net loss	-	-	-	(28,493)	-	(28,493)
Foreign currency translation adjustment	-	-	-	-	(20,369)	(20,369)
Balance as of June 30,2026	121,983,993	$121,984	$2,111,696	$(2,968,125)	$50,410	$(684,035)

See Notes to the Unaudited Condensed Consolidated Financial Statements.

YINFU GOLD CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Three Months Ended June 30,
	2026	2025
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net loss	$(28,493)	$(22,360)
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of right-of-use asset	414	867
Changes in assets and liabilities:
Other receivables	160	(404)
Other payable	34,169	3,371
Advance from related party	-	(8,297)
Operating lease liability	(621)	(1,080)
Wage payable to related party	15,000	10,000
Net cash provided by (used in) operating activities	$20,629	$(17,903)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	$-	$-

CASH FLOWS (FOR) FROM FINANCING ACTIVITIES
Advance to related party	(23,507)	-
Repayment to related parties	(23,244)	-
Proceeds from related parties	40,385	18,009
Net cash (used in) provided by financing activities	$(6,366)	$18,009

Effect on changes in foreign exchange rate	(12,365)	4
Net increase in cash and cash equivalents	1,898	110
Cash and cash equivalents, beginning of period	822	440
Cash and cash equivalents, end of period	$2,720	$550

Supplemental Non-Cash Information:
Offset of due from related party against due to related party	23,507	-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Notes to the Unaudited Consolidated Financial Statements.

YINFU GOLD CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2026

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

Foreign Currency Translation and Re-measurement

In accordance with ASC 830, “Foreign Currency Matters”, the Company’s foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at period end exchange rates. Resulting translation adjustments are reflected as other comprehensive income (loss) in stockholders’ equity. Revenue and expenses are translated at average exchange rates for the period. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred. The Company had foreign currency translations loss of $8,009 and $5,332 for the three months ended June 30, 2026 and 2025 respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2026. The carrying values of our financial instruments, including, cash and cash equivalents; accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

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

Income Taxes, Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. For the three months ended June 30, 2026 and 2025, since the Company has not generated any net income, no provision was made for income taxes. Further, full valuation allowance has been recognized against deferred tax assets as at June 30, 2026 and 2025.

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

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

The following table sets forth the computation of basic earnings (loss) per share, for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025
Net loss	$(28,493)	$(22,360)
Weighted average common shares outstanding (basic and diluted)	121,983,993	121,983,993
Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, as well as other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of June 30, 2026 and March 31, 2026.

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

As of June 30, 2026, the Company had an accumulated deficit of $2,968,125, and net loss of $28,493 for the three months ended June 30, 2026. As of March 31, 2026, the Company had an accumulated deficit of $2,939,632 and reported net loss of $22,360 for the three months ended June 30, 2025. Losses have principally occurred as a result of the substantial resources required for the operating of the two wholly owned subsidiaries. These factors raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4 - OTHER PAYABLE

The breakdown is presented as follows.

	June 30, 2026	March 31, 2026
Salary payable	$155,079	$160,562
Rent payable	27,817	35,593
Professional fee payable	16,465	30,863
Borrowing from third parties	78,134	16,718
Others	9,571	5,638
	$287,066	$249,374

In November 2025, the Company borrowed $16,718 from a third party individual with one-year period, and without interest.

In May and June 2026, the Company borrowed a total of $61,426 from Zhan Chenhao, a third party individual of the Company, without interest and repayment on demand.

NOTE 5-STOCKHOLDERS’EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue 3,000,000,000 shares of common stock.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

As of June 30, 2026 and March 31, 2026, the Company has 121,983,993 shares of common stock issued and outstanding.

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

As of June 30, 2026 and March 31, 2026, the Company has additional paid-in capital of $2,111,696 and $2,111,696 respectively.

NOTE 6 – SHORT-TERM LOAN – RELATED PARTIES

The following is a list of related parties which the Company had transactions with during the three months ended June 30, 2026 and 2025:

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

Short-term loan of $296,569 consists of two loans from Ms. Wu Fengqun, one loan from Ms Huang Jing, and one loan from Shenzhen Qianhai Yinfu Min'an Financial Services Co., Ltd.

The two loans from Ms. Wu Fengqun, the former major shareholder of the Company, are $166,732 in total, which consists of loan in the amount of $122,815 (RMB834,673), annual fixed interest of $100, and loan in the amount of $43,917 (HKD344,345), annual fixed interest of $50. These two loans were extended to mature on March 31, 2027 without interest.

Short-term loan of $104,823 (RMB712,400) refers to the loan from Ms. Huang Jing, a related party of the Company. The loan matures on March 31, 2027 without interest.

Short-term loan of $25,014 (RMB170,000) refers to the loan from Shenzhen Qianhai Yinfu Min'an Financial Services Co., Ltd, a related party of the Company due to the fact that Ms. Wu Fengqun serves as the legal representative of Shenzhen Qianhai Yinfu Min'an Financial Services Co., Ltd.

As of June 30, 2026 and March 31, 2026, short-term loan – related parties outstanding was $296,569 and $292,333 respectively.

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

The Company has elected to not recognize lease assets and liabilities for lease with a term less than twelve months.

Operating lease expenses were $454 and $867 for the three months ended June 30, 2026 and 2025, respectively.

The undiscounted future minimum lease payment schedule as follows:

For the years ended June 30,	Amount
2027	2,648
2028	2,207
2029	-
2030	-
Total future minimum lease payments	4,855
Less: imputed interest	(140)
Total	$4,715

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

During the three months ended June 30, 2026, Mr. Zhang Hong, the President and a director of the Company, had advanced the Company $40,385 for operating expenses, received $23,244 from the Company as repayment, and received advance of $23,507 from the Company. Due to the right of offset through agreement between Mr. Zhang Hong, the Company and the Company’s subsidiaries, balances due from Mr Zhang Hong and balances due to Mr Zhang Hong have been netted. The outstanding balance was $32,083 due to Mr. Zhang Hong after offsetting as of June 30, 2026. These advances have been formalized by non-interest-bearing demand notes.

During three months ended June 30, 2025, Mr. Zhang Hong, the President and a director of the Company, had advanced the Company $17,723 for operating expenses, and received $0 from the Company as repayment. These advances have been formalized by non-interest-bearing demand notes.

During three months ended June 30, 2026, the Company has no transaction with Mr. Huang Jing.

During three months ended June 30, 2025, Mr. Huang Jing had advanced the Company $338 for operating expenses, and received $0 from the Company as repayment. These advances have been formalized by non-interest-bearing demand notes.

As of June 30, 2026, the accrued salary payable to Mr. Zhang Hong and Ms. Huang Jing were $70,000 and $12,543 respectively.

As of March 31, 2026, the accrued salary payable to Mr. Zhang Hong and Ms. Huang Jing were $55,000 and $12,330 respectively.

As of June 30, 2026 and March 31, 2026 the Company owed $32,083 and $38,222 to Mr. Zhang Hong respectively.

As of June 30, 2026 and March 31, 2026 the Company owed $355 and $350 to Ms. Huang Jing respectively.

The amounts due to related parties are the repayment on demand, non-interest bearing, and unsecured.

Below is a summary of the gross balances before the offset:

	June 30, 2026	March 31, 2026
Salary payable to Mr. Zhang Hong	$70,000	$55,000
Salary payable to Mr. Huang Jing	12,543	12,330
Borrowing from Mr. Zhang, Hong	55,590	38,222
Borrowing from Mr. Huang Jing	355	350
Advance to Mr. Zhang Hong	(23,507)	-
	$114,981	$105,902

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

Results of Operations

Three Months Ended June 30, 2026 and 2025

	Three months ended June 30, 2026	Three months ended June 30, 2025	Fluctuation		%

Revenue	$-	$-	$	N/A	N/A
Operating Expenses:
General and administrative	25,988	20,438		5,550	27%
Professional fees	6,747	10,219		(3,472)	-34%
Total Operating Expenses	32,735	30,657		2,078	7%
Net loss from Operations	(32,735)	(30,657)		(2,078)	7%
Other income (expense)	5,950	8,297		(2,347)	-28%
Net loss before income tax	(26,785)	(22,360)		$(4,425)	20%
Income tax expenses	(1,708)	-		(1,708)	100%
Net loss	$(28,493)	$(22,360)		(6,133)	27%

Revenues

The Company has generated no revenues during the three months ended June 30, 2026 and 2025. As the Company has not engaged in any business yet.

Operating expenses

For the three months ended June 30, 2026, total operating expenses were $32,735, which consisted general and administrative expense and professional fees. For the three months ended June 30, 2025, total operating expenses were $30,657, which consisted general and administrative fees and professional fees. The general and administrative expenses mainly consist of employees’ salary. The increase in operating expense was due to the increase in general and administrative expenses for the three months ended June 30, 2026.

Other income

Other income of $5,950 represents the income from rental exemption for previous years for the quarter ended June 30, 2026..

Other income of $8,297 represents rental income for the quarter ended June 30, 2025. On October 1, 2023, the Company entered into a lease agreement with Yinfu Guohui Sports Development Co., Ltd (Yinfu Guohui), a related company controlled by Mr. Jiang Libin, leasing part of the Company’s office space with rent of $2,766 (RMB20,000) per month from October 1, 2023 to September 30, 2025.

The following table provides selected financial data about our company as of June 30, 2026 and March 31, 2026.

	June 30, 2026	March 31, 2026
Cash	$2,720	$822
Total Assets	$19,296	$17,683
Total Liabilities	$703,331	$652,856
Stockholders’ Deficit	$(684,035)	$(635,173)

As of June 30, 2026, the Company’s cash balance was $2,720 compared to $822 as of March 31, 2026, and our total assets as of June 30, 2026, were $19,296 compared with $17,683 as of March 31, 2026. The increase in cash was due to more borrowing from the third parties and the total assets maintained stable.

As of June 30, 2026, the Company had total liabilities of $703,331, compared with total liabilities of $652,856 as of March 31, 2026. The increase of $50,475 in total liabilities was mainly due to the increased $15,000 salary payable to Mr. Zhang Hong and the borrowing of $61,426 from Zhan Chenhao, a third party individual of the Company, occurred during the three months ended June 30, 2026.

Liquidity and Capital Resources

Working Capital

	June 30, 2026	March 31, 2026
Current Assets	$16,256	$14,287
Current Liabilities	$701,265	$650,213
Working Capital Deficiency	$(685,009)	$(635,926)

As of June 30, 2026, the Company had a working capital deficiency of $685,009, compared with working capital deficiency of $635,926 as of March 31, 2026. The slight increase in working capital deficiency was primarily attributed to the increase in current liabilities due to the increase of .borrowing from an third party individual.

Cash Flows

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Cash Flows provided by (used in) Operating Activities	$20,629	$(17,903)
Cash Flows provided by Investing Activities	$-	$-
Cash Flows (used in) provided by Financing Activities	$(6,366)	$18,009
Effects on change in foreign exchange rate	$(12,365)	$4
Net increase in cash and cash equivalents during period	$1,898	$110

Cash Flows Used in Operating Activities

During the three months ended June 30, 2026, the Company had $20,629 in cash provided by operating activities, which was mainly attributed from the increase of $15,000 in wage payable to related party, amortization of right-of-use asset of $414, the decrease of $160 in other receivable, the increase of $34,169 in other payable, and offset by net loss of $28,493, and the decrease of $621 in operating lease liability.

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

Cash Flows Provided by Investing Activities

During the three months ended June 30, 2026 and 2025, the Company did not incur any cash in investing activities.

Cash Flows Provided by Financing Activities

During the three months ended June 30, 2026, related parties have provided the Company loan of $40,385 for operating expenses, received repayment of $23,244 from the Company and received advance of $23,507 from the Company.

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

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

As of June 30, 2026, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with their review of our financial statements as of June 39, 2026.

In an effort to remediate the identified material weaknesses, the management plan to appoint one or more outside directors to the board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013 Framework). Based on that assessment, based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2026. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that amounted to material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of June 30, 2026.

To address the material weaknesses set forth in items (2) and (3) discussed above, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2026, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

No stock was sold during the three months ended June 30, 2026.

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

Yinfu Gold Corporation
(Registrant)

Dated: August 14, 2026	/s/ Zhang, Hong
Zhang, Hong
Chief Executive Officer

